Form 10QSB/A
period 1995-03-31
ARROW MAGNOLIA INTERNATIONAL INC
filed 1995-10-30
CIK 61494

THIS DOCUMENT IS A COPY OF THE FORM 10-QSB FILED ON MAY 22, 1995 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

	FORM 10-QSB


	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549

	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended:	March 31, 1995
Commission File Number:	0-4728



	   ARROW-MAGNOLIA INTERNATIONAL, INC.

	(Exact Name of Small Business Issuer as Specified in its Charter)



State of Texas                               75-0408335
(State or Other Jurisdiction of					(I.R.S. Employer
Incorporation or Organization)					Identification No.)


	2646 Rodney Lane, Dallas, Texas 75229

	(Address of Principal Executive Offices)


	(214) 247-7111

	(Issuer's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              		  X
              		Yes                   No

	Number of common shares outstanding as of March 31, 1995:

	Common Stock, $0.10 par value, 1,000,000 shares
PAGE

	ARROW-MAGNOLIA INTERNATIONAL, INC.
	March 31, 1994

	TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION.


Item 1.	Financial Statements						Page

	Arrow-Magnolia International, Inc. and Subsidiary		2
	Condensed	Consolidated Balance Sheets as of
	March 31, 1995 (unaudited) and December 31, 1994.

	Arrow-Magnolia International, Inc. and Subsidiary		3
	Condensed Consolidated Statements of Earnings for the Three Months Ended March 31, 1995 and 1994.

	Arrow-Magnolia International, Inc. and Subsidiary		4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1995 and 1994.

	Arrow-Magnolia International, Inc. and Subsidiary		5
	Notes to Condensed Consolidated Financial
	Statements March 31, 1995 and 1994.

Item 2.	Management's Discussion and Analysis or 		6
		Plan of Operation.



	PART II.  OTHER INFORMATION.


Item 6.	Exhibits and Reports on Form 8-K				7

	ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY
	Condensed Consolidated Balance Sheets

								March 31		December 31,
				Assets			1995			1994
								(unaudited)
Current assets:
  Cash							$  764,222	  856,883
  Trade accounts receivable, less
    allowance for doubtful accounts
    of $282,874 in 1995 and $241,508
    in 1994						 1,122,836	  869,663
  Other receivables				         52,766	   18,583
  Inventories						   638,702	  610,613
  Deferred income taxes				    88,067	   78,368
  Prepaid expenses					     2,703	   19,142
		Total current assets		 2,669,296	2,453,252

Property and equipment, net			   388,372	  400,415
Intangible assets, net				   116,308	  122,308
Note receivable					    40,000	   40,000
Deferred income taxes				    19,056	   19,056
Other assets						     1,000	    1,000
								$3,234,032	3,036,031

			Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of long-term debt   $78,175	  108,175
  Accounts payable					   455,156       294,807
  Accrued liabilities				    81,154	  129,810
  Income taxes payable				   102,804	  129,666
		Total current liabilities	   717,289	  662,458

Note payable						   660,000	  690,000
Long-term debt, excluding current
  installments						   359,058	  361,352
		Total liabilities			 1,736,347	1,713,810

Stockholders' equity:
  Preferred stock - par value $.10;
    authorized 500,000 shares; none
    issued							-			-
  Common stock - par value $.10;
    authorized 10,000,000 shares;
    1,000,000 shares issued and
    outstanding 					    100,000	  100,000
  Additional paid-in capital			    900,000	  900,000
  Accumulated earnings				    497,685	  322,221
		Total stockholders' equity	  1,497,685	1,322,221
Commitments
								 $3,234,032   $3,036,031
See accompanying notes to condensed consolidated financial statements.

	ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

	Condensed Consolidated Statements of Earnings

	Three Months ended March 31, 1995 and 1994


								1995			1994
Net sales							$1,969,818 	1,652,176
Cost of sales						   910,683	  778,498
		Gross profit				 1,059,135	  873,678

General and administrative expenses	   751,354	  686,187
		Operating income			   307,781	  187,491

Other income (expenses):
	Interest expense				   (25,892)	  (25,627)
	Gain on disposition of assets			-		      805
	Other income					     3,419	    1,946
		Other expenses, net			   (22,473)	  (22,876)
		Earnings before income taxes	   285,308	  164,615

Income taxes:
	Current						   119,543        70,404
	Deferred income tax benefit		    (9,699)	  (14,434)
		Net earnings				$  175,464	  108,645

Earnings per common share:
	Net earnings					      $.18	      .11

Weighted average shares outstanding  	 1,000,000	1,000,000






See accompanying notes to condensed consolidated financial statements.

PAGE

	ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

	Condensed Consolidated Statements of Cash Flows

	Three Months ended March 31, 1995 and 1994



									1995			1994
Cash flows from operating activities:
  Net earnings							$175,464	    108,645
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation and amortization		  20,999	     22,512
	 Gain on disposition of property
	  and equipment						-		  (805)
	 Deferred income taxes				  (9,699)	    (14,434)
	 Provision for doubtful accounts	       45,433	     42,402
	 Changes in assets and liabilities:
	  Increase in receivables			(332,789)	   (294,568)
	  Decrease (increase) in inventories	 (28,089)       3,709
	  Decrease in prepaid expenses            16,439	     22,493
	  Increase in other assets				-		(4,867)
	  Increase in accounts payable		 160,349		81,412
	  Increase in accrued liabilities		 (48,656)	    (46,406)
	  Increase in income taxes payable		 (26,862)		70,404
			Net cash used in operating
			  activities				 (27,411)		(9,503)


Cash flows from investing activities:
  Acquisition of property and equipment		  (2,956)	    (18,294)
  Proceeds from sale of property and
	equipment							     -   		19,131
	Net cash provided by (used in)
	  investing activities				  (2,956)		   837

Cash flows from financing activities:
  Repayments of note payable				 (30,000)	    (25,000)
  Repayments of long-term debt		      (32,294)	    (41,770)
  Repayments of capital lease obligation	     -  	     (1,605)
	Net cash used in financing activities	 (62,294)	    (68,375)

Net decrease in cash					 (92,661)	    (77,041)
Cash at beginning of period				 856,883	    517,404
Cash at end of period					$764,222	    440,363

See accompanying notes to condensed consolidated financial statements.

PAGE

[CAPTION]
	ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

	Notes to Condensed Consolidated Financial Statements

	March 31, 1995 and 1994


(1)	Basis of Presentation

	The March 31, 1995 condensed consolidated financial statements include the accounts of Arrow-Magnolia International, Inc. and its Chemco Chemical
Company Division, and its wholly-owned subsidiary, Bio/Dyne Chemical Company, an inactive corporation. All significant intercompany balances and transactions have been eliminated.

	The quarterly financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

	The results of operations for the three-month periods ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

	For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-KSB as of and for the year ended December 31, 1994.

PAGE

Item 2.	Management's Discussion and Analysis or Plan of Operation.


Material Changes in Financial Condition.

	The Company's working capital (total current assets less total current liabilities), which was $1,790,794 as of December 31, 1994, increased to $1,952,007 as of March 31, 1995 primarily due to increased accounts receivable during the first quarter partially offset by increased accounts payable, both attributable to increased sales during the first quarter of the fiscal year, and decreased cash resulting in large part from payment of $133,000 in income taxes during the first quarter.

	These trends are likewise reflected in the Company's cash flows, which reflect a net use of cash in operating activities of $27,411. Net earnings of $175,464 were offset by increased accounts receivable and supported by increased accounts payable, all attributable to growth in sales. The Company also used funds to reduce its indebtedness, resulting in a total use of cash of $92,661.

	Other than spending necessary to fund growth, the Company anticipates no material commitments for capital expenditures in the near future and manage-ment therefore anticipates that cash from operations will provide adequate funding for the foreseeable future.



Material Changes in Results of Operations

	Net sales for the quarter ended March 31, 1995 increased to $1,968,818 from
$1,652,176, or 19.2%, from the same quarter of the previous year.  Cost of sales, including salesmen expenses, decreased as a percentage of net sales from $778,498, or 47.1% of net sales, for the quarter ended March 31, 1994 to
$910,683, or 46.2% of net sales for the same quarter of 1995 as a result of continuing cost control efforts.  Gross profit therefore improved from
$873,678 to $1,059,135 for the quarter ended March 31, 1995

	Selling, general and administrative expenses increased by 9.5% as the Company incurred additional costs to support its sales growth.

	As a result, net earnings increased to $175,464 for the quarter ended March
31, 1995 from $108,645 for the comparable three month period in 1994, an increase of 61.5%.

	Part II.  OTHER INFORMATION


Item 6.	Exhibits and Reports.

	(a)	None
PAGE

	SIGNATURE

	In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						ARROW-MAGNOLIA INTERNATIONAL, INC.




Date: May 15, 1995       	By: /s/ Morris Shwiff
						    Morris Shwiff, President
						    and Principal Executive Officer




Date: May 15, 1995          	By: /s/ Fred Kenner
						    Fred Kenner, Vice President,
						    Secretary and Treasurer; the
						    Principal Financial and
						    Accounting Officer