Form 10QSB
period 1995-09-30
ARROW MAGNOLIA INTERNATIONAL INC
filed 1995-12-11
CIK 61494

FORM 10-QSB
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549

	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended:	September 30, 1995
Commission File Number:	0-4728


	   ARROW-MAGNOLIA INTERNATIONAL, INC.

	(Exact name of small business issuer as specified in its charter)


	Texas

	(State or other jurisdiction of incorporation or organization)



	75-0408335

	(I.R.S. Employer Identification No.)


2646 Rodney Lane, Dallas, Texas                           75229

(Address of principle executive offices)                 (Zip Code)


	(214) 247-7111

	(Issuer's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                X
              Yes                   No

	Number of common shares outstanding as of September 30, 1995:

	Common Stock, $0.10 par value, 1,100,000 shares
PAGE

	ARROW-MAGNOLIA INTERNATIONAL, INC.
	September 30, 1995

	TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION.


Item 1.	Financial Statements						Page

	Arrow-Magnolia International, Inc. and Subsidiary
	Condensed Consolidated Balance Sheets as of
	September 30, 1995 (unaudited) and December 31,
	1994.

	Arrow-Magnolia International, Inc. and Subsidiary
	Condensed Consolidated Statements of Earnings for the Three and Nine Months Ended September 30, 1995 and 1994 (unaudited).

	Arrow-Magnolia International, Inc. and Subsidiary
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1995 and 1994 (unaudited).

	Notes to Condensed Financial Statements
	(unaudited).

Item 2.	Management's Discussion and Analysis or
		Plan of Operations.



	PART II.  OTHER INFORMATION.


Item 6.	Exhibits and Reports on Form 8-K

PAGE

ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(See accompanying report of KPMG Peat Marwick LLP)





September 30,
December 31,


Assets
1995
1994



(unaudited)



Current assets:




	Cash
$ 725,777
$ 856,883


	Trade accounts receivable, less allowance for doubtful




		accounts of $270,215 in 1995 and $241,508 in 1994
1,512,517
  869,663


	Other receivables
   43,913
   18,583


	Inventories
  615,059
  610,613


	Deferred income taxes
   80,887
   78,368


	Prepaid expenses
   12,643
   19,142


				Total current assets
2,990,796
2,453,252







Property and equipment, net
  383,821
  400,415


Intangible assets, net
  104,308
  122,308


Note receivable
   40,000
   40,000


Deferred income taxes
   19,056
   19,056


Other assets
    1,000
    1,000



$3,538,981
3,036,031


Liabilities and Stockholders' Equity




Current liabilities:




	Current installments of long-term debt
$ 115,128
  108,175


	Accounts payable
  425,584
  294,807


	Accrued liabilities
  129,894
  129,810


	Income taxes payable
  131,108
  129,666


				Total current liabilities
  801,714
  662,458







Note payable
  600,000
  690,000


Long-term debt, excluding current installments
  282,965
  361,352


				Total liabilities
1,684,679
1,713,810


Stockholders' equity:




	Preferred stock - par value $.10; authorized 500,000
    -
    -


		shares; none issued




	Common stock - par value $.10; authorized 10,000,000




		shares; 1,100,000 shares issued and outstanding
  110,000
  100,000


	Additional paid-in capital
1,190,000
  900,000


	Accumulated earnings
  554,302
  322,221


				Total stockholders' equity
1,854,302
1,322,221


Commitments





$3,538,981
$3,036,031





See accompanying notes to condensed consolidated financial statements.

ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings

(Unaudited - see accompanying report of
KPMG Peat Marwick LLP)








Nine months
ended September 30

Three months
ended September 30






1995
1994
1995
1994




Net sales
$6,213,163
$5,058,098
$2,264,600
$1,717,849


Cost of sales
 3,061,761
 2,474,547
 1,113,813
   827,306


		Gross profit
 3,151,402
 2,583,551
 1,150,787
   890,543









General and administrative expenses
 2,262,509
 1,975,552
   779,279
   647,270


		Operating income
   888,893
   607,999
   371,508
   243,273









Other income (expenses):






	Interest expense
   (75,682)
   (76,040)
   (23,947)
   (26,267)


        Gain on disposition of assets
     2,500
       805
     -
     -


	Other income (expense)
    12,489
   (26,768)
     4,679
   (30,726)


 		Other expenses, net
   (60,693)
  (102,003)
   (19,268)
   (56,993)


		Earnings before income
 		taxes

   828,200

   505,996

   352,240

   186,280









Income taxes:






	Current
   298,638
   205,854
   115,686
    74,776


	Deferred tax expense (benefit)
    (2,519)
   (37,589)
    17,756
   (15,215)


		Net earnings
$  532,081
$  337,731
$  218,798
$  126,719









Earnings per common share:






	Net earnings
$      .48
$     .31
$      .20
$      .12









	Weighted average shares
 		outstanding

 1,100,000

 1,100,000

 1,100,000

 1,100,000









See accompanying notes to condensed consolidated financial statements.

ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30, 1995 and 1994

(Unaudited - see accompanying report of
KPMG Peat Marwick LLP)








1995
1994







Cash flows from operating activities:




	Net earnings
$ 532,081
$337,731


	Adjustments to reconcile net earnings to net cash




		provided by operating activities:




			Depreciation and amortization
   63,000
  70,016


			Gain on disposition of property and equipment
   (2,500)
    (805)


			Deferred income taxes
   (2,519)
 (37,589)


			Provision for doubtful accounts
  143,504
 110,559


			Changes in assets and liabilities:




			   Increase in receivables
 (811,688)
(364,295)


			   Increase in inventories
   (4,446)
 (12,192)


			   Decrease in prepaid expenses
    6,499
  22,743


			   Increase in other assets
    -
 (15,603)


			   Increase in accounts payable
  130,777
  63,667


			   Increase in accrued liabilities
       84
 (43,565)


			   Increase in income taxes payable
    1,442
 150,228


				Net cash provided by operating activities
   56,234
 280,895







Cash flows from investing activities:




	Acquisition of property and equipment
  (28,406)
 (20,647)


	Proceeds from sale of property and equipment
    2,500
  19,131


				Net cash used in investing activities
  (25,906)
  (1,516)







Cash flows from financing activities:




	Proceeds from note payable

 703,838


	Repayments of note payable
  (90,000)
(725,000)


	Proceeds from long-term debt
   25,448
 495,000


	Repayments of long-term debt
  (96,882)
(524,841)


	Repayments of capital lease obligation
    -
 (20,473)


				Net cash used in financing activities
 (161,434)
 (71,476)







Net increase (decrease) in cash
 (131,106)
 207,903


Cash at beginning of period
  856,883
 517,404


Cash at end of period
$ 725,777
$725,307


	See accompanying notes to condensed consolidated financial statements.

PAGE

	ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY


	Notes to Condensed Consolidated Financial Statements

	September 30, 1995 and 1994

	(Unaudited - see accompanying report of
	KPMG Peat Marwick LLP)

(1) 	Basis of Presentation

	The September 30, 1995 condensed consolidated financial statements include the accounts of Arrow-Magnolia International, Inc., and its Chemco Chemical Company Division, and its wholly-owned subsidiary, Bio/Dyne Chemical Company, an inactive corporation. All significant intercompany balances and transactions have been eliminated.

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

Material Changes in Financial Condition.

	The Company's working capital (total current assets less total current liabilities), which was $1,790,794 as of December 31, 1994, increased to $2,189,082 as of September 30, 1995 as trade accounts receivable grew in response to increased sales during the third quarter, offset in part by increased accounts payable incurred to support such increases.

	The Company experienced positive cash flow from operations of $56,234 as earnings were utilized to reduce debt and fund additional growth.

	The Company believes that its present financing will provide adequate funding for its capital needs for the foreseeable future.

Material Changes in Results of Operations

	Net sales for the nine months ended September 30, 1995 increased to $6,213,163 from $5,058,098, or 22.8%, from the same quarter of the previous year, primarily as a result of the Company's focused marketing efforts permitted by its continuing financial strength. For the comparable three month periods then ended, net sales increased more dramatically from $1,717,849 to $2,264,600 or 31.8%.

	Cost of sales, including salesmen expenses, increased modestly as a percentage of net sales from $2,474,547 or 48.9% of net sales, for the nine months ended September 30, 1994 to $3,061,761 or 49.3% of net sales for the same period of 1995. Cost of sales were 49.1% and 48.1%, respectively, of net sales for the comparable quarters of 1995 and 1994.

	As a result of increased sales, gross profit improved from $2,583,551 to $3,151,402 for the nine months ended September 30, 1995 versus the nine months ended September 30, 1994, an increase of 22.0%. For the comparable quarters, gross profit increased from $890,543 to $1,150,787 or 29.2%.

	General and administrative expenses increased by 14.5% and 20.4% for the comparable nine month and 3 month periods, respectively, as the Company incurred additional costs to support its sales growth. As a percentage of net sales, general and administrative costs fell to 36.4% for the first nine months of 1995 from 39.1% for the first nine months of 1994 as sales growth absorbed more of this overhead. For the three month periods, the comparable percentages were 34.4% for 1995 and 37.7% for 1994.

	Earnings before income taxes improved by approximately 63.7% for the first nine months and 89.1% for the quarter ended September 30, 1995 as compared to the corresponding periods of 1994 due to the factors previously described.
Net earnings increased dramatically for the comparable nine month periods, from $337,731 to $532,081, or 57.5%, and for the third quarter of the two years, from $126,719 to $218,798, or 72.7%.
PAGE

	Part II.  OTHER INFORMATION


Item 6.	Exhibits and Reports.

	(a)	None


PAGE

	SIGNATURE

	Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on to behalf of the undersigned thereunto duly authorized.


						ARROW-MAGNOLIA INTERNATIONAL, INC.




Date: November 9,1995     		By:  /s/ Morris Shwiff
						    Morris Shwiff, President
						    and Principal Executive Officer




Date: November 9, 1995     		By:  /s/ Fred Kenner
						    Fred Kenner, Vice President,
						    Secretary and Treasurer; the
						    Principal Financial and
						    Accounting Officer