Form 10QSB
period 1995-06-30
ARROW MAGNOLIA INTERNATIONAL INC
filed 1995-12-14
CIK 61494

[ARTICLE] 5
											FORM 10-QSB


	U.S. SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549

	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:	June 30, 1995
Commission File Number:	0-4728


	   ARROW-MAGNOLIA INTERNATIONAL, INC.

	(Exact name of small business issuer as specified in its charter)


	State of Texas

	(State or other jurisdiction of incorporation or organization)



	75-0408335

	(I.R.S. Employer Identification No.)


2646 Rodney Lane, Dallas, Texas                           75229

(Address of principal executive offices)                           (Zip Code)


	(214) 247-7111

	(Issuer's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                X
              Yes                   No

	Number of common shares outstanding as of June 30, 1995:

	Common Stock, $0.10 par value, 1,100,000 shares
PAGE

ARROW-MAGNOLIA INTERNATIONAL, INC.
	June 30, 1995

	TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION.


Item 1.	Financial Statements						Page

	Arrow-Magnolia International, Inc. and Subsidiary		2
	Condensed	Consolidated Balance Sheets as of
	June 30, 1995 (unaudited) and December 31, 1994.

	Arrow-Magnolia International, Inc. and Subsidiary		3
	Condensed Consolidated Statements of Earnings for the Three and Six Months Ended June 30, 1995 and
	1994 (unaudited).

	Arrow-Magnolia International, Inc. and Subsidiary		4
	Condensed	Consolidated Statements of Cash Flows
	for the Six Months Ended June 30, 1995 and 1994
	(unaudited).

	Notes to Condensed Consolidated Financial 			5
	Statements (unaudited).

Item 2.	Management's Discussion and Analysis or 		6
		Plan of Operation.



	PART II.  OTHER INFORMATION.


Item 6.	Exhibits and Reports on Form 8-K			     7


PAGE

				ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

					Condensed Consolidated Balance Sheets

				(See accompanying report of KPMG Peat Marwick LLP)




                                               June 30            December 31,
                                               1995               1994
                                               (unaudited)
                 Assets
Current assets:
	Cash 	                                             $   710,008  	 856,883
	Trade accounts receivable, less allowance for
 doubtful accounts of $314,793 in 1995 and
 $241,508 in 1994                                    	1,252,944   	869,663
	Other receivables                                      	43,189    	18,583
	Inventories                                            649,251    610,613
	Deferred income taxes                                   98,643     78,368
	Prepaid expenses                                         6,953     19,142
				Total current assets                             	2,760,988  2,453,252
Property and equipment, net                             373,371    400,415
Intangible assets, net                                  110,308    122,308
Note receivable                                          40,000     40,000
Deferred income taxes                                    19,056     19,056
Other assets                                              1,000      1,000

	                                                   $ 3,304,723  3,036,031


Liabilities and Stockholders' Equity
	Current liabilities:
	Current installments of long-term debt          	$    108,175     108,175
	Accounts payable                                      478,815    	294,807
	Accrued liabilities                                   	79,262     129,810
	Income taxes payable                                   76,202     129,666
				Total current liabilities                         	742,454     662,458

	Note payable                                          630,000     690,000
 Long-term debt, excluding current installments        296,765     361,352

				Total liabilities                                1,669,219   1,713,810

Stockholders' equity:
		Preferred stock - par value $.10; authorized
  500,000 shares; none issued
	 Common stock - par value $.10; authorized
  10,000,000 shares; 1,100,000 shares issued and
  outstanding                                         110,000    100,000
	Additional paid-in capital                        	1,190,000    900,000
	Accumulated earnings                                 335,504    322,221
				Total stockholders' equity                      1,635,504  1,322,221


Commitments                                      $ 3,304,723   3,036,031


See accompanying notes to condensed consolidated financial statements.

PAGE

[CAPTION]
ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings

(Unaudited - see accompanying report of
KPMG Peat Marwick LLP)




                                 Six months       Three Months
                                 ended June 30    ended June 30
                                1995      1994       1995        1994

Net sales                     $ 3,948,563  3,340,249  1,978,745   1,688,073
Cost of sales                   1,947,948 	1,647,241  1,037,264     868,743
    Gross profit                2,000,615  1,693,008    941,481     819,330


General and administrative
expenses                       1,483,230   1,328,282   731,876     642,095

				Operating income             517,385     364,726   209,605     177,235

Other income (expenses):
	Interest expense                (51,735) (49,773)    (25,843)    (24,146)

	Gain on disposition of assets    	2,500      805       2,500       -

	Other income                      7,810    3,958       4,391        2,012

     Other expenses, net         (41,425) (45,010)    (18,952)     (22,134)
				Earnings before income
 				  taxes                     475,960  319,716     190,653      155,101

Income taxes:
	Current                         182,952  131,078      76,211       60,674
	Deferred income tax benefit     (20,275) (22,374)    (10,576)      (7,940)
				Net earnings            $    313,283  211,012     125,018      102,367

Earnings per common share:
		Net earnings                    $ .31       .21         .12         .10

	Weighted average shares
 		outstanding                1,016,574  1,016,574  1,016,574    1,016,574









See accompanying notes to condensed consolidated financial statements.

PAGE

ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

Six months ended June 30, 1995 and 1994

(Unaudited - see accompanying report of
KPMG Peat Marwick LLP)






                                        1995     1994
Cash flows from operating activities:
	Net earnings                         $ 313,283   211,012
	Adjustments to reconcile net
 earnings to net cash
		provided by operating activities:
			Depreciation and amortization        42,000     46,014
			Gain on disposition of property
   and equipment                        (2,500)      (805)
			Deferred income taxes               (20,275)   (22,374)
			Provision for doubtful accounts      91,242     65,805
			Changes in assets and liabilities:
				Increase in receivables           (499,129)  (337,810)
				Increase in inventories            (38,638)   (11,938)
				Decrease in prepaid expenses        12,189     22,743
				Increase in other assets             -         (7,773)
				Increase in accounts payable       184,008     85,568
				Increase in accrued liabilities    (50,548)   (34,732)
				Increase (decrease) in income
    taxes payable                      (53,464)    81,078
						Net cash (used in) provided by
      operating activities             (21,832)    96,788


Cash flows from investing activities:
	Acquisition of property and equipment (2,956)    (18,294)
	Proceeds from sale of property and
 equipment                              2,500      19,131
						Net cash provided by (used in)
							investing activities             (456)         837

Cash flows from financing activities:
		Repayments of note payable         (60,000)     (25,000)
  Repayments of long-term debt        (64,587)     (74,787)
	 Repayments of capital lease
  obligation                            -          (3,210)
						Net cash used in financing
      activities                     (124,587)   (102,997)

Net decrease in cash                 (146,875)    (5,372)
Cash at beginning of period           856,883    517,404
Cash at end of period               $ 710,008    512,032



See accompanying notes to condensed consolidated financial statements.

PAGE

[CAPTION]
ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

June 30, 1995 and 1994

(Unaudited - see accompanying report of
KPMG Peat Marwick LLP)


	(1) 	Basis of Presentation

		The June 30, 1995 condensed consolidated financial statements include the accounts of Arrow-Magnolia International, Inc., and its Chemco Chemical
Company Division, and its wholly-owned subsidiary, Bio/Dyne Chemical Company, an inactive corporation.  All significant intercompany balances and transactions have been eliminated.

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

Material Changes in Financial Condition.

	The Company's working capital (total current assets less total current liabilities), which was $1,790,794 as of December 31, 1994, increased to $2,018,534 as of June 30, 1995. The Company's current ratio remained steady at 3.7. The increase in working capital was primarily the result of growth in trade accounts receivable as a result of improved sales in the quarter, partially offset by increased accounts payable necessary to support increased sales.

	The Company experienced negative cash flow from operations as earnings were used to fund additional growth.  In addition, funds were utilized to reduce debt, resulting in a net decrease in cash for the first six months.

	The Company anticipates no material commitments for capital expenditures in the near future and management therefore anticipates that it will have adequate funding for the foreseeable future.

Material Changes in Results of Operations

	Net sales for the six months ended June 30, 1994 increased to $3,948,563 from $3,340,249, or 18.2%, from the same period of the previous year and to $1,978,745 from $1,688,073, or 17.2%, from the second quarter of 1994 to the corresponding quarter of 1995. These increases are attributable to the Company's focused marketing efforts permitted by its continuing financial strength.

	Cost of sales, including salesmen expenses, as a percentage of net sales remained steady at 49.3% of net sales for the six months ended June 30, 1994 and the same period of 1995. For the second quarters of 1994 and 1995, cost of sales were 51.5% and 52.4% of net sales, respectively.

	Gross profit therefore increased significantly from $1,693,008 to $2,000,615 for the six months ended June 30, 1995 versus the six months ended June 30,
1994, an increase of 18.2%.  The increase realized during the second quarter of the two years was less dramatic, an increase from $742,292 to $819,330, or
14.9%.

	Selling, general and administrative expenses increased by 11.7% and 14.0% for the comparable six month and three month periods, respectively, as the Company incurred additional costs to support its sales growth.

	As a result of these factors, net earnings before income taxes increased to
$475,960 from $319,716 for the corresponding six month periods of 1995 and
1994 and to $190,653 from $155,101 for the second quarters of those years.
 Similarly, net earnings increased dramatically for the comparable six month periods, from $211,012 to $313,283, or 48.5% and for the second quarter of the two years, from $102,367 to $125,018, or 22.1%.
	Part II.  OTHER INFORMATION


Item 6.	Exhibits and Reports.

	(a)	None
PAGE

	SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on to behalf of the undersigned thereunto duly authorized.


							ARROW-MAGNOLIA INTERNATIONAL, INC.




Date: August  14, 1995		By: /s/ Morris Shwiff
						    	    Morris Shwiff, President
						         and Principal Executive Officer




Date: August 14, 1995		By: /s/ Fred Kenner
						         Fred Kenner, Vice President,
						         Secretary and Treasurer; the
						         Principal Financial and
						         Accounting Officer