Form 10KSB
period 1995-12-31
ARROW MAGNOLIA INTERNATIONAL INC
filed 1996-02-28
CIK 61494

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
           FORM 10-KSB
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995
Commission File Number 0-4728

      ARROW-MAGNOLIA INTERNATIONAL, INC.
              (Name of Small Business Issuer in its Charter)

Texas                                                  75-0408335
(State or Other Jurisdiction                     (I.R.S. Employer
of Incorporation or Organization)             Identification No.)

2646 Rodney Lane, Dallas, Texas                             75229
(Address of Principal Executive Offices)               (Zip Code)

Issuer's telephone number, including area code:    (214) 247-7111
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
            Common Stock, par value $0.10 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes (X)        No ( )

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incor-porated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                              /    /

Issuer's revenues for the fiscal year ended December 31, 1995 were: $8,393,829

The aggregate market value of issuer's voting stock held by non-affiliates as of December 31, 1995 was $2,059,125 (*See note on index page.)

The number of shares outstanding of each class of the issuer's common stock as of December 31, 1995, was:
    Common Stock, par value $0.10 per share, 1,157,600 shares

Documents Incorporated by Reference: Portions of issuer's defini-tive proxy statement to be furnished in connection with its Annual Meeting of Shareholders to be held on or about May 16, 1996 are incorporated by reference in Part III of this form 10-KSB.

Transitional Small Business Disclosure Format:  Yes       No  X
PAGE

                    ARROW-MAGNOLIA INTERNATIONAL, INC.

                       ANNUAL REPORT ON FORM 10-KSB


                                   INDEX

Securities and Exchange Commission
Item Number and Description                            Page


                                  PART I

Item 1.   Description of Business .................    1

Item 2.   Description of Property .................    3

Item 3.   Legal Proceedings .......................    3

Item 4.   Submission of Matters to a Vote of
          Security-Holders ........................    3


                                  PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters .....................    4

Item 6.   Management's Discussion and Analysis or
          Plan of Operation .......................    5

Item 7.   Financial Statements ....................    7

Item 8.   Changes in and Disagreements With
          Accountants on Accounting and Financial
          Disclosure ..............................    7


                                 PART III

Item 9.   Directors, Executive Officers, Promoters
          and Control Persons; Compliance with
          Section 16(a) of the Exchange Act ........   8

Item 10.  Executive Compensation ..................    8

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management ...................    8

Item 12.  Certain Relationships and Related
          Transactions ............................    8
PAGE

                          PART IV AND SIGNATURES

Item 13.  Exhibits and Reports on Form 8-K ........    9

SIGNATURES ........................................    10

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
SCHEDULES .........................................    F-1

* The figure indicated on the cover page as to the aggregate market value of shares of issuer's voting stock held by nonaffiliates, as such figure relates to shares held by affiliates, represents the issuer's best good faith estimate for purposes of this annual report on Form 10-KSB and for no other purpose. The aggregate market value indicated is based upon the average of the last bid and asked prices of the issuer's common stock, as reported by the NASDAQ OTC Bulletin Board as of December 31, 1995. However, the issuer's stock is thinly traded, and such prices may not be representative of the prices that might result with a more widely traded security. See "Market for Common Equity and Related Stockholder Matters."



PAGE

                    ARROW-MAGNOLIA INTERNATIONAL, INC.

                         Form 10-KSB Annual Report
                         For the Fiscal Year Ended
                             December 31, 1995

                                  PART I


ITEM 1.   DESCRIPTION OF BUSINESS.

     Arrow-Magnolia International, Inc., a Texas corporation (the
"Company" or "Arrow-Magnolia"), was incorporated in the State of Texas in 1937.

     The Company's business consists primarily of the manufacture and distribution of approximately 400 specialty chemical products for use in cleaning and maintaining equipment and general mainte-nance and sanitation. The Company's manufacturing operations blend, to the Company's specifications and according to the Company's procedures, a variety of chemicals to create the Company's products. The Company packages products that it blends or manufactures and, in addition, purchases products that have been blended or manufactured and then packaged under the Company's labels by third parties. The Company also distributes certain nonchemical products, such as paper and other janitorial supplies, related to its chemical products. The Company's prod-ucts, including its nonchemical products, are marketed throughout the United States, Canada and other countries to a variety of consumers, including customers in the aircraft industry, the construction industry and the telecommunications industry, which collectively accounted for approximately 40% of the Company's sales during 1995. No single customer accounted for as much as 10% of its total net sales during 1995 or 1994.

     The products sold by the Company include aircraft coatings, cleaners, corrosion preventatives, degreasers, and air freshen-ers; construction chemicals such as release agents, concrete strippers, safety solvents, custom lubricants and rust reconverters; and telecommunication formulations such as refinishers, cable cleaners, graffiti removers and fiber optic lubricants. Other sanitation and maintenance products sold by the Company include soaps, deodorants, germicides, insecticides, disinfectants and miscellaneous janitorial supplies. Nonchemical products sold by the Company include mops, brooms, paper products and poly liners. The Company's products are designed and pack-aged for large-scale users rather than individual household consumers.

     The Company currently manufactures certain of its products in order to give the Company greater control over its inventory in terms of quality and availability of goods. Cost savings are also effected through elimination of outside vendor overhead and profit and through reductions in the cost of carrying finished goods inventory versus raw materials. Currently the Company manufactures approximately 60% of its products (measured by 1995 sales expressed in dollars). The raw materials necessary for manufacture of the Company's products and the finished products resold by the Company are readily available from numerous sources and the Company is not dependent on any particular supplier for these items.

     The Company markets its products primarily through its own sales persons and independent contractors and manufacturers' representatives. In addition, the Company exhibits its products at trade shows. The Company attends, on a regular basis, approxi-mately six trade shows. The Company has no material backlog of orders for its products.

     The Company does not incur any material costs in complying with applicable environmental laws.



Competition

     The business of the Company is highly competitive in all of its phases. However, the industry in which the Company competes is very fragmented and, although two companies are significantly larger than other companies engaged in this industry, no single firm or group of firms dominates the industry as a whole. Further, the total sales volume of the Company's products consti-tutes only a very minor portion of the total available market.

     The principal methods of competition in the business of the Company are sales personnel, price, quality and delivery capabil-ity. The Company competes with numerous other companies, both domestic and foreign, and with major chemical companies that have many products that are substantially similar to those sold by the Company. Due to the substantial similarity in available products and technology, product differentiation and preference is largely a function of the sales effort. Management therefore believes that the Company is able to compete successfully whenever it maintains aggressive sales personnel.

     To the best knowledge of the Company's management, the Company is the only distributor of several products which are specially formulated to the Company's specifications for the particular applications of the telecommunications industry. There is no assurance, however, that other manufacturers will not enter the market in the future.

Employees

     As of December 31, 1995, the Company employed approximately one hundred (100) full-time employees, including its warehouse personnel and administrative, accounting, clerical and sales personnel. None of the Company's employees are covered by union contracts, and the Company considers its relationship with its employees to be excellent.


ITEM 2.   DESCRIPTION OF PROPERTY.

     The principal executive and warehouse facilities of the Company are located in a steel, glass, brick and concrete build-ing owned by the Company at 2646 Rodney Lane, Dallas, Texas. These facilities occupy approximately 40,000 square feet of floor space, of which 33,000 square feet are devoted to warehousing and shipping and manufacturing, and 7,000 square feet to administrative and executive offices. The Company is currently evaluating whether to build an additional 30,000 square feet of warehouse space onto its existing facilities. A deed of trust has been granted with respect to this property to secure certain indebtedness of the Company.

     The Company believes that all of its plant and office facilities are in good condition and adequately insured.

     The Company does not as a regular aspect of its business acquire interests in real estate for purposes of investment or acquire securities of or interests in persons engaged in real estate activities.


ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not a party to, nor is any of its property the subject of, any legal proceedings other than routine litiga-tion incidental to its business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1995, to a vote of the Company's security holders, through solicitation of proxies or otherwise.
PAGE

                                  PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MAT-
          TERS.

     The Company's common stock is traded in the over-the-counter market, but such trading occurs sporadically and in relatively small volumes.

     Since April 1995, the Company's common stock has been included for quotation on the NASDAQ OTC Bulletin Board under the trading symbol "ARWM". The following table sets forth the high and low sales prices and volume of trading in the common stock for each month since such inclusion:


1995 Quarter Ended       High           Low            Volume
December 1995            5              4               4,020
November 1995            4              3 1/2             320
October 1995             4 15/16        3 1/2           4,380
September 1995           4 15/16        3 1/2           1,520
August 1995              4 1/4          3 1/4          17,576
July 1995                4              3 1/4           5,367
June 1995                3 3/4          2 1/2           5,566
May 1995                 4              2 3/8          31,200
April 1995               3 1/2          3 1/2           1,000


     The approximate number of record holders of the Company's
Common Stock as of December 31, 1995, was 400.

     The Company has paid no cash dividends with respect to its
Common Stock since 1988, when it paid a dividend of $0.05 per share.  The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash
dividends in the foreseeable future.
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following table sets forth for the periods indicated the relative percentages which certain items included in the consolidated statements of earnings bear to net sales and the percentage changes of such items as compared to the indicated prior period:

                                                  Increase (Decrease)
                                                  From Prior Period
                                                    Years Ended
                    Percentage of Net Sales       1995      1994
                   Years Ended December 31        vs.       vs.
                  1995       1994       1993      1994      1993
Net sales         100.0%     100.0%     100.0%    25.5%      6.8%

Cost of sales      58.2%      58.6%     61.7%     24.7%      1.4%

Gross profit       41.8%      41.4%     38.3%     26.7%     15.5%

General and
 administra-
 tive expenses     28.3%      31.3%     31.9%     13.3%      4.9%

Operating income   13.5%      10.1%      6.4%     68.2%     68.1%

Interest expense    1.2%       1.5%      1.8%     (4.5)%   (10.0)%

Earnings before
 effect of change
 in  method of
 accounting for
 income taxes      8.1%       5.4%        2.9%    88.1%     96.3%

Effect of change
 in method           -           -        2.0%      -          -

Net earnings       8.1%        5.4%       4.9%    88.1%     16.7%

Comparison of Annual Results

     Net sales for fiscal year 1995 increased by 25.5% from $6,686,615 to $8,393,829 versus fiscal year 1994 after increasing 6.8% from fiscal 1993 to fiscal 1994. Cost of sales as a per-centage of net sales improved from 61.7% to 58.6% to 58.2% from 1993 through 1994 and 1995. The increase in sales from 1994 to 1995 is primarily attributable to the extension of sales coverage through the addition of sales personnel under an ongoing hiring program. As a result of increased sales combined with cost con-trol, gross profit increased by 26.7% from $2,769,295 to $3,508,030 for fiscal 1995 versus fiscal 1994, after increasing by 15.5% from fiscal 1993 to fiscal 1994. For the fiscal year, the gross profit margin reached a record 41.8% of net sales, as compared to 41.4% for 1994 and 38.3% for 1993.

     General and administrative expenses fell as a percentage of net sales from 31.3% in 1994 to 28.3% in 1995 as sales volume improved at a more rapid pace than the modest 13.3% increase in these expenses from year to year. These expenses remained rela-tively constant as a percentage of net sales from 1993 to 1994.

     Interest expense fell as a percentage of net sales from 1.8% to 1.5% to 1.2% from 1993 through 1995 due to application of funds generated from continued profitability to reduce debt and reduction in the interest rate paid to the prime rate.

     As a result of these factors, for the fiscal year ended
December 31, 1995, net income increased to $679,074 from $361,064, or 88.1%, versus the same period in 1994. These results compare favorably to net earnings for 1993 of $309,482.


Liquidity and Capital Resources

     The Company's working capital (total current assets less total current liabilities), which was $1,790,794 as of December 31, 1994, improved during 1995 to $2,696,048 as of December 31, 1995. The Company's current assets increased significantly as the Company's cash and short-term investments, accounts receiv-able and inventory increased due to increased sales and profit-ability. Current liabilities also increased, but less dramati-cally, in response to increased sales volumes.

     As shown in the Company's consolidated statements of cash flows, the Company generated $427,240 in cash flow from opera-tions as the Company continued to capitalize on its profitabili-ty, partially offset by increases in receivables and inventories resulting from its sustained growth. A total of $718,456 was used in investing activities as the Company began investing its excess available funds in short-term investments to improve the return on its capital.

     In addition, the Company realized funds from its financing activities, including $201,600 received from the successful completion of the public sale of 57,600 shares of its Common
Stock in December 1995.

     Currently the Company is evaluating whether to construct an additional 30,000 square feet of warehouse space to its existing facilities. Based upon its initial review, the Company believes it has more than adequate funds on hand to complete this addition if the Company concludes that it is desirable. The Company be-lieves that its present financing is also otherwise adequate for its capital needs for the foreseeable future.


ITEM 7.   FINANCIAL STATEMENTS.

     Included at pages F-1 through F-13 hereof.



ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AC-
          COUNTING AND FINANCIAL DISCLOSURE.

     None.

PAGE

                                 PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT.

     Information relating to the Company's Directors and execu-tive officer is set forth under the heading "Election of Direc-tors and Information as to Directors, Nominees and Executive Officers" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Shareholders to be held on or about May 16, 1996, which will be filed with the Securities and Exchange Commission on or about March 31, 1996 and such informa-tion is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION.

     Information relating to executive compensation is set forth under the heading "Executive Compensation" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Shareholders to be held on or about May 16, 1996, which will be filed with the Securities and Exchange Commission on or about March 31, 1996 and such information is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     Information relating to ownership of certain beneficial owners and management of the Company's Common Stock is set forth under the heading "Securities Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy state-ment relating to the Company's Annual Meeting of Shareholders to be held on or about May 16, 1996, which will be filed with the Securities and Exchange Commission on or about March 31, 1996 and such information is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information relating to the business relationships and related transactions with respect to the Company and certain Directors and nominees for election as Directors is set forth under the heading "Certain Transactions" in the Company's defini-tive proxy statement relating to the Company's Annual Meeting of Shareholders to be held on or about May 16, 1996, which will be filed with the Securities and Exchange Commission on or about March 31, 1996 and such information is incorporated herein by reference.
PAGE

                                  PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          No.                           Exhibit


          3.1  Articles of Incorporation, as amended, of Arrow-
               Magnolia International, Inc.(1).

          3.2  Bylaws of Magnolia Enterprises, Inc.(2).

         10.19 Arrow-Magnolia International, Inc. Amended and
               Restated Non-Qualified Stock Option Plan(3).

         10.20 Credit Loan Agreement dated August 5, 1994 between
               Arrow-Magnolia International, Inc. and Texas
               Commerce Bank National Association(3).

         10.21 Extension and Modification Agreement dated August
               18, 1994 between Arrow-Magnolia International,
               Inc. and Texas Commerce Bank National Associa-tion(3).



(1)  Filed as Exhibit 3.1 to Arrow-Magnolia International, Inc.
     Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference.

(2)  Filed as Exhibit 3.2 to Magnolia Chemical Company, Inc. From
     10-Q for the quarter ended June 30, 1982 and incorporated herein by reference.

(3)  Filed as Exhibits 10.19, 10.20 and 10.21 to Arrow-Magnolia
     International, Inc. Form 10-K for the fiscal year ended
     December 31, 1994 and incorporated herein by reference.



     (b)  Reports on Form 8-K.

          None.

PAGE

     ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

     Index to Consolidated Financial Statements and Schedule



                                                            Page

Independent Auditors' Report                                F-2

Financial Statements:

     Consolidated Balance Sheets as of December 31, 1995
     and 1994                                               F-3

     Consolidated Statements of Earnings for the years
     ended December 31, 1995, 1994 and 1993                 F-4

     Consolidated Statements of Stockholders' Equity for
     the years ended December 31, 1995, 1994 and 1993       F-5

     Consolidated Statements of Cash Flows for the years
     ended December 31, 1995, 1994 and 1993                 F-6

     Notes to Consolidated Financial Statements             F-7


Financial Statement Schedule for the years ended
     December 31, 1995, 1994 and 1993:

          Schedule II - Valuation and Qualifying Accounts   F-13


All other schedules have been omitted as not applicable or not required.
PAGE

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Arrow-Magnolia International, Inc.:

We have audited the accompanying consolidated financial statements of Arrow-Magnolia International, Inc. and subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow-Magnolia International, Inc. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1(g) to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial
Accounting Standards Board's Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes."

                                   KPMG Peat Marwick LLP

Dallas, Texas
February 7, 1996
PAGE

          ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY
               Consolidated Balance Sheets
               December 31, 1995 and 1994

                    Assets                   1995      1994
Current assets:
     Cash                                    $761,419    856,883
     Short-term investments, at cost          690,051       -
     Trade accounts receivable, less
      allowance for doubtful
      accounts of $269,813 in 1995 and
      $241,508 in 1994 (note 4)             1,339,408    869,663
     Other receivables                          5,319     18,583
     Inventories (note 4)                     681,825    610,613
     Deferred income taxes (note 6)            91,430     78,368
     Prepaid expenses                          18,548     19,142
              Total current assets          3,588,000  2,453,252

     Property and equipment, net
      (notes 2 and 5)                         371,320    400,415
     Intangible assets, net (note 3)          110,560    122,308
     Note receivable                            40,000     40,000
     Deferred income taxes (note 6)            24,811     19,056
     Other assets                               1,000      1.000
                                          $ 4,135,691  3,036,031

               Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of long-term
      debt (note 5)                          $112,835    108,175
     Accounts payable                         421,283    294,807
     Accrued liabilities                       183,080    129,810
     Income taxes payable                      174,754    129,666
               Total current liabilities       891,952    662,458

Note payable (note 4)                          790,000    690,000
Long-term debt, excluding current
 installments (note 5)                         250,844    361,352
     Total liabilities                       1,932,796  1,713,810

Stockholders' equity (note 7):
     Preferred stock - par value $.10;
      authorized 500,000 shares; none issued
     Common stock - par value $.10;
      authorized 10,000,000 shares; issued
      and outstanding 1,157,600 shares in
      1995 and 1,000,000 shares in 1994       115,760    100,000
     Additional paid-in capital             1,385,840    900,000
     Accumulated earnings                     701,295    322,221
          Total stockholders' equity        2,202,895  1,322,221
                                         $ 4,135,691  3,036,031

  See accompanying notes to consolidated financial statements.
PAGE

          ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

               Consolidated Statements of Earnings

          Years ended December 31, 1995, 1994 and 1993

                               1995         1994        1993
Net sales                     $8,393,829    6,686,615   6,262,192
Cost of sales                  4,885,799    3,917,320   3,864,063
     Gross profit              3,508,030    2,769,295   2,398,129

General and administrative
 expenses                      2,371,447    2,093,582   1,996,141
     Operating income          1,136,583      675,713     401,988

Other income (expenses):
 Interest expense                (96,552)    (101,051)   (112,258)
 Gain (loss) on disposition
  of assets                        2,500        1,867      (3,337)
 Other income                     24,166        9,267       9,875
     Other expenses, net         (69,886)     (89,917)   (105,720)
     Earnings before income
     taxes and cumulative
     effect of a change in
     accounting principle      1,066,697      585,796     296,268

Income taxes (note 6)            387,623      224,732     112,314
     Earnings before cumulative
     effect of a change in
     accounting principle        679,074      361,064     183,954

Cumulative effect of a change
 in method of accounting for
 income taxes (note 6)              -            -        125,528
     Net earnings             $  679,074      361,064     309,482

Earnings per common share
 (note 7):
 Earnings before cumulative
  effect of a change in
  accounting principle        $      .61          .33         .17
 Cumulative effect on
  prior years (to December
  31, 1992) of change in
  method of accounting for
  income taxes                       -             -          .11
 Net earnings                 $      .61          .33         .28

Weighted average shares
 outstanding                   1,109,589    1,099,989   1,097,285

See accompanying notes to consolidated financial statements.
PAGE

          ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

          Consolidated Statements of Stockholders' Equity

          Years ended December 31, 1995, 1994 and 1993

                                                               Total
                                         Additional Accumulated Stock-
                              Common     paid-in    earnings  holders'
                             stock      capital   (deficit) equity

Balances at December 31, 1993 $100,000  900,000  (38,843)    961,157

Net earnings                      -          -    361,064    361,064
Balances at December 31, 1994  100,000    900,000 322,221  1,322,221

10% stock dividend              10,000    290,000(300,000)      -

Issuance of 57,600 shares at
 $3.50 per share                 5,760    195,840    -       201,600

Net earnings                      -          -    679,074    679,074
Balances at December 31, 1995 $115,760  1,385,840 701,295  2,202,895

See accompanying notes to consolidated financial statements.
PAGE

          ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

               Consolidated Statements of Cash Flows

          Years ended December 31, 1995, 1994 and 1993

                                        1995      1994      1993
Cash flows from operating activities:
 Net earnings                          $ 679,074  361,064   309,482
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
    Depreciation and amortization         74,148 103,751    100,464
    Loss (gain) on disposition of
     property and equipment               (2,500)  (1,866)    3,337
    Deferred income taxes                (18,817)   3,167  (100,591)
    Provision for doubtful accounts      193,838   187,871  227,975
    Changes in assets and liabilities:
      Decrease (increase) in
       receivables                      (650,319)(318,738)    2,153
      Decrease (increase) in
       inventories                       (71,212) (78,499)   81,420
      Decrease (increase) in
       prepaid expenses                   (1,806)   4,601     1,027
      Decrease in other assets              -        -       20,661
      Increase (decrease) in
       accounts payable                  126,476   18,064  (137,018)
      Increase in accrued
       liabilities                        53,270   45,111    25,933
      Increase in income taxes payable    45,088  129,290       376
          Net cash provided by (used in)
           operating activities          427,240  453,816   535,219

Cash flows from investing activities:
 Purchase of short-term investments     (690,051)     -        -
 Acquisition of property and equipment   (30,905)  (27,295) (55,970)
 Proceeds from sale of property and
  equipment                                2,500    26,428    3,010
          Net cash used in investing
            activities                  (718,456)     (867) (52,960)

Cash flows from financing activities:
 Proceeds from issuance of note
  payable                                200,000  703,838   725,000
 Repayments of note payable             (100,000)(738,838) (875,000)
Proceeds from issuance of long-term
   debt                                   25,448  495,000    27,525
 Repayments of long-term debt           (131,296)(552,997)  (86,828)
 Repayments of capital lease obligation     -     (20,473)   (4,174)
 Proceeds from issuance of treasury stock   -        -        1,650
 Proceeds from issuance of common stock  201,600     -         -
     Net cash provided by (used in)
      financing activities               195,752 (113,470) (211,827)

 Net increase (decrease) increase in
  cash                                   (95,464) 339,479   270,432
Cash at beginning of year                856,883  517,404   246,972
Cash at end of year                    $ 761,419  856,883   517,404

See accompanying notes to consolidated financial statements.
PAGE

          ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

               Notes to Consolidated Financial Statements

                    December 31, 1995, 1994 and 1993

(1)  Summary of Significant Accounting Policies

(a)  Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Arrow-Magnolia International, Inc. ("Arrow") and its wholly-owned subsidiary, Bio/Dyne Chemical Company ("Bio/Dyne")(collectively "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

(b)  Nature of the Operations and Use of Estimates

The Company is engaged in the sale and distribution of chemical products, primarily industrial and institutional cleaning and mainte-nance supplies and related products, to industrial users, telephone supply distributors, governmental agencies and school systems. The Company's customers operate in many different industries and geograph-ic regions. No single customer accounted for more than 10% of net sales in 1995, 1994 and 1993.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)  Cash Equivalents and Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 1995 or 1994.

Cash paid for interest during 1995, 1994 and 1993 was $96,552, 101,051 and $117,706, respectively. Cash paid for federal income taxes during 1995 and 1994 was $204,000 and $65,024, respectively.

(d)  Short-term Investments

Short-term investments, all of which are held to maturity at December 31, 1995, represent investments in bank certificates of deposit and U.S. Government Treasury Bills. The investments are recorded at amortized cost, which approximates market value.

(e)  Inventories

Inventories, which consist primarily of merchandise purchased for resale and raw materials purchased for blending, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(f)  Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.

(g)  Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from three to forty years.

The Company assesses the recoverability of goodwill and other intangi-ble assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows.

(h)  Income Taxes

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attribut-able to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply in the years in which those temporary differenc-es are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Effective January 1, 1993, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of earnings.

(i)  Earnings per Share

Earnings per share is computed on the basis of the weighted average number of common shares outstanding during each year as adjusted, on a retroactive basis, for the stock dividend discussed in note 7.

(2)  Property and Equipment

Property and equipment consist of the following:

                                                  December 31
                              Useful lives        1995      1994
Land                            -                 $ 95,310    95,310
Buildings and improvements     5 to 40 years       415,591   413,092
Machinery and equipment        3 to 10 years       276,719   277,842
Furniture and fixtures        5 to 10 years        210,389   203,415
                                                   998,009   989,659
Less accumulated depreciation                     (626,689) (589,244)
                                                 $ 371,320   400,415

(3)  Intangible Assets

     Intangible assets consist of the following:

                                                  December 31
                              Useful lives        1995       1994
Goodwill                      40 years            $110,500   110,500
Customer lists                5 years               17,500    17,500
Sales force                   7 years               82,500    82,500
Other                         8 years               10,500    10,500
                                                   221,000   221,000
Less accumulated amortization                     (110,440)  (98,692)
                                                  $110,560   122,308

(4)  Note Payable

The note payable at December 31, 1995 is a revolving line of credit ($790,000 outstanding at December 31, 1995) with an asset-based lender due on May 1, 1997. The credit agreement provides for a commitment from the lender of the lesser of $1,250,000 or the borrowing base as defined. At December 31, 1995, the unused portion of the commitment was $291,332. The terms of the credit agreement require the Company to maintain certain minimum financial criteria. The note requires monthly payments of interest at the lender's prime rate (8.5% at December 31, 1995) and is collateralized by certain accounts receiv-able and inventories. As the line of credit bears interest at market rates, the carrying amount of borrowings outstanding at December 31, 1995 approximates fair value.

PAGE

(5)  Long-term Debt

     Long-term debt consists of the following:

                                                       December 31
                                                  1995      1994
Note payable to a bank, interest at prime
 (8.5% at December 31, 1995), principal and
 interest of $8,250 payable monthly, maturing
 in August 1999, collateralized by the
 Company's office and warehouse, and guaranteed
 by the principal stockholders                    $335,000   455,000
Note payable to a bank in  monthly installments
 of $765, including interest at 7.9%, maturing
 in July 1996, and collateralized by an automobile   5,352    14,527
Note payable to a bank in monthly installments of
 $707, including interest at 7.9%, maturing
 September 1998, and collateralized by an
 automobile                                         23,327      -
                                                   363,679   469,527
Less current installments                          112,835   108,175
                                                  $250,844   361,352

The aggregate maturities of notes payable and long-term debt subse-quent to December 31, 1995 are as follows:

     1996                                         $112,835
     1997                                          897,483
     1998                                          105,361
     1999                                           38,000

(6)  Income Taxes

Income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993 consists of the following:

                                             1995      1994      1993
     U.S. federal - current                 $378,754   194,315  75,377
     U.S. federal - deferred                 (18,817)    3,167  24,937
     State - current                          27,686    27,250  12,000
                                            $387,623   224,732 112,314


PAGE

Income tax expense differs from the "expected" tax expense (computed by applying the 34% U.S. federal corporate rate to earnings before income taxes, extraordinary item and cumulative effect of a change in accounting principle) as follows:

                                             1995      1994      1993
     Computed "expected" tax expense       $362,677   199,171  100,731
     Amortization of goodwill                 3,994     5,450    5,450
     State income taxes                      18,273    17,985    7,920
     Other                                    2,679     2,126  (1,787)
                                           $387,623   224,732  112,314

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                             December 31
                                             1995      1994
Current deferred tax assets -
allowance for doubtful accounts              $91,430    78,368

Noncurrent deferred tax assets -
property and equipment depreciation          $24,811    19,056

Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. The Company expects the net deferred tax assets at December 31, 1995 to be realized as a result of future taxable income.

(7)  Stockholders' Equity

During 1994, the Company's Board of Directors approved a nonqualified stock option plan (Plan) covering 220,000 shares of common stock. Participants in the Plan are selected by the Company's Board of Directors from the executive officers and other key employees of the Company. The Plan provides that the option price per share and vesting period for stock options issued under the Plan are determined by the Company's Board of Directors.

In December 1994, 220,000 stock options were granted to certain officers of the Company at an option price of $1.00 per share, the estimated fair market value of the common stock at the date of grant. These stock options were fully exercisable at the date of grant.

In January 1995, the Plan was amended to provide for an increase in the number of shares subject to the Plan to 275,000 shares and an additional 55,000 options were granted to certain key employees.
These stock options were issued at an option price of $1.00 per share, the estimated fair market value of the common stock at the date of grant and vest in annual increments of 20% with the first 20% vesting occurring on the date of issuance. At December 31, 1995, 11,000 options were exercisable.
PAGE

At December 31, 1995 and 1994, none of the stock options granted under the Plan had been exercised.

On April 5, 1995, the Company declared a ten percent stock dividend on its common stock. As a result, all share and per share information in the accompanying financial statements has been retroactively restated to give effect to the dividend.

On May 15, 1995, the Company issued stock warrants to a certain service provider. The stock warrants are exercisable to purchase up to 25,000 shares of the Company's common stock at $2.50 per share. The stock warrants were fully exercisable at the date of the grant. The stock warrants expire one year from the date of the issuance. At December 31, 1995, none of the warrants had been exercised

In November 1995, the Company issued 57,600 shares of common stock in a private placement at a price of $3.50 per share.

(8)  Fourth Quarter Adjustments

Net earnings in the fourth quarter of 1995 were reduced by $11,148 for adjustments in depreciation and amortization expense, $33,000 for bonus compensation and $13,813 for adjustments in income tax expense.

Net earnings in the fourth quarter of 1994 were reduced by $9,735 for adjustments in depreciation and amortization expense, $50,817 for bonus compensation and $15,661 for adjustments in the provision for doubtful accounts and increased by $14,561 for adjustments in income tax expense.

                                                       Schedule II



               ARROW-MAGNOLIA INTERNATIONAL, INC.

               Valuation and Qualifying Accounts

          Years ended December 31, 1995, 1994 and 1993

                         Balance       Additions               Balance
                         at         Charged                       at
                         beginning to                             end
                         of        costs and                      of
Description              year      expenses  Other  Deductions(1) year
Year ended December 31,
1995:
 Allowance for doubtful
  accounts               $241,508 193,838    -    165,533   269,813

Year ended December 31,
1994:
 Allowance for doubtful
  accounts               $236,002 187,871    -    (182,365) 241,508

Year ended December 31,
1993:
 Allowance for doubtful
  accounts               $219,053 227,975    -    (211,026) 236,002

(1) Charge-off of uncollectible accounts.

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of The
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                              ARROW-MAGNOLIA INTERNATIONAL, INC.



                              By  /s/ Morris Shwiff
                                 Morris Shwiff, President

Dated:  February  19    , 1996

     Pursuant to the requirements of The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                         Date


/s/ Morris Shwiff   Director, Chairman of the     }
Morris Shwiff       Board and President           }
                    (Principal Executive Officer) }
                                                  }
/s/ Mark I. Kenner  Director and Executive        }
Mark I. Kenner      Vice President                }    February
                                                  }     19, 1996
                                                  }
/s/ Fred Kenner     Director, Vice President,     }
Fred Kenner         Secretary and Treasurer       }
                    (Principal Financial and      }
                     Accounting Officer)          }

                               INDEX TO EXHIBITS


Number                   Exhibit                            Page


3.1       Articles of Incorporation, as amended, of         (1)
          Arrow-Magnolia International, Inc.

3.2       Bylaws of Magnolia Enterprises, Inc.              (2)

10.19     Arrow-Magnolia International, Inc.                (3)
          Amended and Restated Non-Qualified
          Stock Option Plan.

10.20     Credit Loan Agreement dated August 5,             (3)
          1994 between Arrow-Magnolia International,
          Inc. and Texas Commerce Bank National
          Association.

10.21     Extension and Modification Agreement              (3)
          dated August 18, 1994 between Arrow-Magnolia
          International, Inc. and Texas Commerce
          Bank National Association.



(1) Filed as Exhibit 3.1 to Arrow-Magnolia International, Inc. Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference.

(2) Filed as Exhibit 3.2 to Magnolia Chemical Company, Inc. From 10-Q for the quarter ended June 30, 1982 and incorporated herein by reference.

(3)  Filed as Exhibits 10.19, 10.20 and 10.21 to Arrow-Magnolia
     International, Inc. Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.