Form 10KSB/A
period 1995-12-31
ARROW MAGNOLIA INTERNATIONAL INC
filed 1996-03-06
CIK 61494

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
           FORM 10-KSB/A
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

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

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format:  Yes       No  X
PAGE

                    ARROW-MAGNOLIA INTERNATIONAL, INC.

                      ANNUAL REPORT ON FORM 10-KSB/A


                                   INDEX

Securities and Exchange Commission
Item Number and Description                            Page


                                  PART I

Item 1.   Description of Business .................    1

Item 2.   Description of Property .................    3

Item 3.   Legal Proceedings .......................    3

Item 4.   Submission of Matters to a Vote of
          Security-Holders ........................    3


                                  PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters .....................    4

Item 6.   Management's Discussion and Analysis or
          Plan of Operation .......................    5

Item 7.   Financial Statements ....................    7

Item 8.   Changes in and Disagreements With
          Accountants on Accounting and Financial
          Disclosure ..............................    7


                                 PART III

Item 9.   Directors, Executive Officers, Promoters
          and Control Persons; Compliance with
          Section 16(a) of the Exchange Act ........   8

Item 10.  Executive Compensation ..................    10

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management ...................    12

Item 12.  Certain Relationships and Related
          Transactions ............................    12
PAGE

                          PART IV AND SIGNATURES

Item 13.  Exhibits and Reports on Form 8-K ........

SIGNATURES ........................................

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
SCHEDULES .........................................    F-1

* The figure indicated on the cover page as to the aggregate market value of shares of issuer's voting stock held by nonaffiliates, as such figure relates to shares held by affiliates, represents the issuer's best good faith estimate for purposes of this annual report on Form 10-KSB/A and for no other purpose. The aggregate market value indicated is based upon the average of the last bid and asked prices of the issuer's common stock, as reported by the NASDAQ OTC Bulletin Board as of December 31, 1995. However, the issuer's stock is thinly traded, and such prices may not be representative of the prices that might result with a more widely traded security. See "Market for Common Equity and Related Stockholder Matters."



PAGE

                    ARROW-MAGNOLIA INTERNATIONAL, INC.

                        Form 10-KSB/A Annual Report
                         For the Fiscal Year Ended
                             December 31, 1995

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

     None.

PAGE

                                 PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT.


     The Directors and executive officers of the Company as of February 29, 1996, their ages and positions are as follows:

Name                Age  Position With Registrant

Morris Shwiff       74   Chairman of the Board and
                         President

Mark I. Kenner      64   Director and Executive Vice
                         President

Fred Kenner         43   Director and Vice President,
                         Secretary and Treasurer


     Messrs. Shwiff, Mark Kenner and Fred Kenner were elected as
Directors of the Company on June 29, 1988 and will hold their positions until their successors are elected.

     Each of the above named officers was elected to his respec-tive offices with the Company by the Board of Directors of the Company on June 29, 1988, and serve as officers of the Company at the discretion of the Board of Directors. Mr. Mark I. Kenner is the father of Mr. Fred Kenner. No other family relationship exists between any of the executive officers or Directors of the Company.

     The principal occupation and employment during the past five years of the Directors and each of the executive officers of the Company are as follows:

     Morris Shwiff has served as Chairman of the Board of Direc-tors and President of the Company since December 1985. For more than five years prior to December 1985, Mr. Shwiff was a Direc-tor, President and principal stockholder of Arrow Chemical Corporation, which corporation was acquired by the Company in December 1985.

     Mark I. Kenner has served as Director and Executive Vice
President of the Company since December 1985. For more than five years prior to December 1985, Mr. Kenner was a Director, Vice
President and stockholder of Arrow Chemical Corporation.

     Fred Kenner has served as Director and Vice President, Secretary and Treasurer of the Company since December 1985. For more than five years prior to December 1985, Mr. Kenner was a Director, Secretary, Treasurer and stockholder of Arrow Chemical Corporation.

     Directors are elected annually and serve until their succes-sors are duly elected and qualified. Officers serve at the discretion of the Board.

     Based solely upon a review of Forms 3, 4, and 5 furnished to the Company and upon written representations received by the Company, the following persons were all Directors, officers or beneficial owners of more than 10 percent of the Company's Common Stock as of December 31, 1995:

          Morris Shwiff
          Mark I. Kenner
          Fred Kenner

Based thereon, each of such persons filed one report under
Section 16(a) of the Exchange Act of 1994 reporting transactions in December 1994 seven days after it was due and one report for June 1995 on a timely basis.

PAGE

ITEM 10.  EXECUTIVE COMPENSATION

     The following tables summarize the monetary and non-monetary compensation paid by the Company during the three fiscal years ended December 31, 1995 to the Company's chief executive officer and to the Company's other executive officers.


                        SUMMARY COMPENSATION TABLE

                                                       Long Term
                                                  Compensation
                                                  Awards
                                                  Number
Name and                      Annual              of Shares
Principal                     Compensation        Subject to
Position            Year      Salary    Bonus     Options Granted
Morris Shwiff,      1995      $130,000  $17,940             0
Chairman of         1994      $119,000  $ 8,745        77,000
the Board           1993      $116,600  $     0             0
and President

Mark I. Kenner,     1995      $123,500  $16,887             0
Director and        1994      $112,580  $ 8,208        72,600
Executive           1993      $109,445  $     0             0
Vice President

Fred Kenner,        1995      $117,000  $15,990             0
Director and        1994      $106,600  $ 7,751        70,400
Vice President,     1993      $103,350  $     0             0
Secretary and
Treasurer


PAGE

Option Exercises and Fiscal Year End Option Values

     The following table reflects option exercises during the fiscal year ended December 31, 1995, the number of shares under-lying both exercisable and unexercisable options as of the fiscal year end and the value of unexercised "in the money" options as of the fiscal year end, after giving effect to a 10% stock dividend declared on April 5, 1995:

                                Number of
        Number                  Shares Underlying      Value of Unexercised
        of Shares               Unexercised Options    In the Money Options
        Acquired                at Fiscal Year End     at Fiscal Year End(1)
        on          Value                    Unexer-               Unexer-
Name    Exercise    Realized    Exercisable  cisable   Exercisable cisable
Morris
Shwiff     0          0          77,000        -       $332,063         -

Mark I.
Kenner     0          0          72,600        -       $313,088         -

Fred
Kenner     0          0          70,400        -       $303,600         -

(1) For purpose of calculating this value, the Company has utilized the average of the last bid and asked prices of the Company's common stock as of December 31, 1995 as reported by the NASDAQ OTC Bulletin Board.

PAGE

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth information regarding the Company's Common Stock owned at December 31, 1995 by (i) each shareholder known to the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's Direc-tors and executive officers and (iii) all officers and Directors as a group. So far as is known to the Company, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to the table.

Name and
Address of
Beneficial               Number of Shares         Percent
Owner                    Beneficially Owned       of Class

Morris Shwiff            500,501(1)               40.5%
2646 Rodney Lane
Dallas, TX 75229

Mark I. Kenner           303,599(2)               24.7%
2646 Rodney Lane
Dallas, TX 75229

Fred Kenner              185,900(3)               15.1%
2646 Rodney Lane
Dallas, TX 75229

All Directors            990,000(4)               71.9%
and Officers as
a Group
(Three Persons)

(1) Includes 77,000 shares which may be acquired upon exercise of an option at an exercise price of $1.00 per share.

(2) Includes 72,600 shares which may be acquired upon exercise of an option at an exercise price of $1.00 per share.

(3) Includes 70,400 shares which may be acquired upon exercise of an option at an exercise price of $1.00 per share.

(4) Includes 220,000 shares which may be acquired upon exercise of an option at an exercise price of $1.00 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          None.
PAGE

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

Dated:  March 5, 1996

     Pursuant to the requirements of The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                         Date


/s/ Morris Shwiff   Director, Chairman of the     }
Morris Shwiff       Board and President           }
                    (Principal Executive Officer) }
                                                  }
/s/ Mark I. Kenner  Director and Executive        }
Mark I. Kenner      Vice President                }    March
                                                  }    5, 1996
                                                  }
/s/ Fred Kenner     Director, Vice President,     }
Fred Kenner         Secretary and Treasurer       }
                    (Principal Financial and      }
                     Accounting Officer)          }

                               INDEX TO EXHIBITS


Number                   Exhibit                            Page


3.1       Articles of Incorporation, as amended, of         (1)
          Arrow-Magnolia International, Inc.

3.2       Bylaws of Magnolia Enterprises, Inc.              (2)

10.19     Arrow-Magnolia International, Inc.                (3)
          Amended and Restated Non-Qualified
          Stock Option Plan.

10.20     Credit Loan Agreement dated August 5,             (3)
          1994 between Arrow-Magnolia International,
          Inc. and Texas Commerce Bank National
          Association.

10.21     Extension and Modification Agreement              (3)
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