Form 10QSB
period 1996-03-31
ARROW MAGNOLIA INTERNATIONAL INC
filed 1996-05-15
CIK 61494

FORM 10-QSB


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For Quarter Ended:  March 31, 1996
Commission File Number:  0-4728



        ARROW-MAGNOLIA INTERNATIONAL, INC.

     (Exact name of small business issuer as specified in its charter)


                            Texas
      (State or other jurisdiction of incorporation or organization)


                          75-0408335
                  (I.R.S. Employer Identification Number)


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

                      X
                    Yes                   No

         Number of common shares outstanding as of March 31, 1996:

              Common Stock, $0.10 par value, 1,157,600 shares
PAGE

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                              March 31, 1996

                             TABLE OF CONTENTS

                      PART I. FINANCIAL INFORMATION.


Item 1.   Financial Statements                              Page

     Arrow-Magnolia International, Inc. and Subsidiary      2
     Condensed Consolidated Balance Sheets as of
     March 31, 1996 (unaudited) and December 31, 1995.

     Arrow-Magnolia International, Inc. and Subsidiary      3
     Condensed Consolidated Statements of Earnings for
     Three Months Ended March 31, 1996 and 1995 (unaudited).

     Arrow-Magnolia International, Inc. and Subsidiary      4
     Condensed Consolidated Statements of Cash Flows for
     Three Months Ended March 31, 1995 and 1995 (unaudited).

     Arrow-Magnolia International, Inc. and Subsidiary      5
     Notes to Condensed Consolidated Financial
     Statements March 31, 1996 and 1995 (unaudited).

Item 2.   Management's Discussion and Analysis or           6
          Plan of Operation.



                       PART II.  OTHER INFORMATION.


Item 6.   Exhibits and Reports on Form 8-K                  7
PAGE

     ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

     Condensed Consolidated Balance Sheets

     March 31, 1996 and December 31, 1995

     (See accompanying report of KPMG Peat Marwick LLP)

     March 31,   December 31,
     Assets           1996  1995
     (unaudited)
Current assets:
  Cash                           $326,474    761,419
  Short-term investments, at cost            696,730     690,051
  Trade accounts receivable, less allowance for
    doubtful accounts of $290,690 in 1996 and
    $269,813 in 1995         1,750,514       1,339,408
  Other receivables    65,706       5,319
Inventories           684,484     681,825
  Deferred income taxes       98,528      91,430
  Prepaid expenses                 303    18,548
     Total current assets                         3,622,739     3,588,000

Property and equipment, net 357,820     371,320
Intangible assets, net      106,923     110,560
Note receivable         40,000      40,000
Deferred income taxes   24,811      24,811
Other assets              1,000       1,000
                        $4,153,293       4,135,691

     Liabilities and Stockholders' Equity

Current liabilities:
 Current installments of long-term debt                       $110,541    112,835
 Accounts payable     480,976     421,283
 Accrued liabilities    91,487    183,080
 Income taxes payable       126,032     174,754
     Total current liabilities               809,036     891,952

Note payable          700,000     790,000
Long-term debt, excluding current installments           218,724    250,844
     Total liabilities                         1,727,760         1,932,796

Stockholders' equity:
  Preferred stock - par value $.10; authorized 500,000
    shares; none issued
  Common stock - par value $.10; authorized 10,000,000
    shares; 1,157,600 shares issued and outstanding           115,760     115,760
  Additional paid-in capital                        1,385,840      1,385,840
Accumulated earnings  923,933     701,295
     Total stockholders' equity                         2,425,533      2,202,895

  Commitments
          $ 4,153,293      4,135,691
See accompanying notes to condensed consolidated financial statements.

PAGE

     ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

     Condensed Consolidated Statements of Earnings

     Three months ended March 31, 1996 and 1995

     (Unaudited - see accompanying report of
     KPMG Peat Marwick LLP)

     1996        1995
Net sales             $2,481,625        1,969,818
Cost of sales           1,194,512         910,683
     Gross profit     1,287,113         1,059,135

General and administrative expenses          918,686            751,354
     Operating income 368,427             307,781

Other income (expenses):
  Interest expense        (23,184)       (25,892)
  Other income               5,287           3,419
     Other expenses, net             (17,897)       (22,473)
     Earnings before income taxes               350,530        285,308

Income taxes:
  Current               134,990     119,543
  Deferred income tax benefit                     (7,098)         ( 9,699)
     Net earnings     $ 222,638        175,464

Net earnings per common share and share equivalent            .17         .14
Weighted average common shares and share equivalents
  outstanding         1,319,332   1,296,429

See accompanying notes to condensed consolidated financial statements.

PAGE

     ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

     Condensed Consolidated Statements of Cash Flows

     Three months ended March 31, 1996 and 1995

     (Unaudited - see accompanying report of
     KPMG Peat Marwick LLP)

     1996        1995
Cash flows from operating activities:
  Net earnings                             $222,638      175,464
  Adjustments to reconcile net earnings to net cash
    used in operating activities:
        Depreciation and amortization           17,137          20,999
        Deferred income taxes                    (7,098)         (9,699)
        Provision for doubtful accounts         57,233          45,433
         Changes in assets and liabilities:
     Increase in receivables(528,726)      (332,789)
         Increase in inventories                                   (2,659)   (28,089)
           Decrease in prepaid expenses               18,245            16,439
                     Increase in accounts payable                59,693           160,349
                     Decrease in accrued liabilities            (91,593)           (48,656)
           Decrease in income taxes payable                (48,722)          (26,862)
     Net cash used in operating activities                     (303,852)           (27,411)

Cash flows from investing activities:
  Purchase of short-term investments             (6,679)              -
  Acquisition of property and equipment                           -                  (2,956)
     Net cash used in investing activities       (6,679)          (2,956)

Cash flows from financing activities:
  Repayments of note payable                   (90,000)     (30,000)
  Repayments of long-term debt                 (34,414)     (32,294)
     Net cash used in financing activities                    (124,414)      (62,294)

Net decrease in cash             (434,945)      (92,661)
Cash at beginning of period  761,419      856,883
Cash at end of period           $326,474       764,222

See accompanying notes to condensed consolidated financial statements.

PAGE

     ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

          Notes to Condensed Consolidated Financial Statements

               March 31, 1996 and 1995

               (Unaudited - see accompanying report of
                    KPMG Peat Marwick LLP)


(1)  Basis of Presentation

     The March 31, 1996 condensed consolidated financial statements include the accounts of Arrow-Magnolia International, Inc., and its Chemco Chemical Company Division, and its wholly-owned subsidiary, Bio/Dyne Chemical Company, an inactive corporation. All significant intercompany balances and transactions have been eliminated.

     The quarterly financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

     For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-
KSB as of and for the year ended December 31, 1995.

(2)  Net Earnings per Common Share and Share Equivalent

     Net earnings per common share and share equivalent is based on the weighted average number of common shares and share equivalents outstanding during the period. Net earnings per common share and share equivalent has been restated for the three months ended March 31, 1995 to reflect the ten percent common stock dividend declared on April 5, 1995 and the stock options issued by the Company.
PAGE

Item 2.   Management's Discussion and Analysis or Plan of
          Operation.


Material Changes in Financial Condition.

     The Company's working capital (total current assets less total current liabilities), which was $2,696,048 as of December 31, 1995, increased to $2,813,703 as of March 31, 1996, primarily due to an increase in trade accounts receivable during the first quarter attributable to increased sales during the first quarter of the fiscal year and a decrease in cash, which was used to fund such accounts receivable and reduce debt and accrued liabilities.

     These trends are likewise reflected in the Company's cash flows, which reflect a net use of cash in operating activities of $303,852. Net earnings of $222,638 were offset by increased accounts receivable of $528,726 attributable to growth in sales. The Company also used funds to reduce its indebtedness, resulting in a total use of cash of $434,945.

     Currently, the Company is evaluating whether to construct an additional 30,000 square feet of warehouse space to its existing facilities. Based upon its initial review, the Company believes it has more than adequate funds on hand to complete this addition if the Company concludes that it is desirable. The Company believes that its present financing is also otherwise adequate for its capital needs for the foreseeable future.



Material Changes in Results of Operations

     Net sales for the quarter ended March 31, 1996 increased to $2,481,625 from $1,968,818, or 26.0%, from the same quarter of the previous year. Cost of sales, including salesmen expenses, increased absolutely and as a percentage of net sales from $910,683, or 46.2% of net sales, for the quarter ended March 31, 1995 to $1,194,512, or 48.1% of net sales for the same quarter of 1996 as some pricing adjustments were implemented to increase the volume of sales. As a result, gross profit improved from $1,059,135 to $1,287,113 for the quarter ended March 31, 1996 versus the quarter ended March 31, 1995, an  increase of 21.5%.

     Selling, general and administrative expenses increased by 22.3%, less rapidly than the increase in revenues, as the Company incurred additional costs to support its sales growth.

     As a result, net earnings increased to $222,638 for the quarter ended March 31, 1996 from $175,464 for the comparable three month period in 1995, an increase of 26.9%.

PAGE

                        Part II.  OTHER INFORMATION


Item 6.   Exhibits and Reports.

     (a)  None
PAGE

                                 SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ARROW-MAGNOLIA INTERNATIONAL, INC.




Date: May 10, 1996            By:  /s/ Morris Shwiff
                                  Morris Shwiff, President
                                  and Principal Executive Officer





Date: May 10, 1996            By:  /s/ Fred Kenner
                                  Fred Kenner, Vice President,
                                  Secretary and Treasurer; the
                                  Principal Financial and
                                  Accounting Officer