Form 10QSB
period 1996-06-30
ARROW MAGNOLIA INTERNATIONAL INC
filed 1996-08-13
CIK 61494

FORM 10-QSB

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549

	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:		June 30, 1996
Commission File Number:	0-4728


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

                X
               Yes                   No

	Number of common shares outstanding as of June 30, 1996:

	Common Stock, $0.10 par value, 2,340,200 shares
PAGE

	ARROW-MAGNOLIA INTERNATIONAL, INC.
	June 30, 1996

	TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION.


Item 1.	Financial Statements						Page

	Arrow-Magnolia International, Inc. and Subsidiary		2
	Condensed	Consolidated Balance Sheets as of
	June 30, 1996 (unaudited) and December 31, 1995.

	Arrow-Magnolia International, Inc. and Subsidiary		3
	Condensed Consolidated Statements of Earnings for the Three and Six Months Ended June 30, 1996 and
	1995 (unaudited).

	Arrow-Magnolia International, Inc. and Subsidiary		4
	Condensed	Consolidated Statements of Cash Flows
	for the Six Months Ended June 30, 1996 and 1995
	(unaudited).

	Notes to Condensed Consolidated Financial 			5
	Statements (unaudited).

Item 2.	Management's Discussion and Analysis or 		6
		Plan of Operation.



	PART II.  OTHER INFORMATION.


Item 6.	Exhibits and Reports on Form 8-K			     7

PAGE

				ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

					Condensed Consolidated Balance Sheets


											June 30	December 31
	Assets									1996		1995
											(unaudited)
Current Assets:
  Cash									   $  912,977	  761,419
  Short-term investments, at cost						315,449	  690,051
  Trade accounts receivable, less allowance for doubtful
    accounts of $344,043 in 1996 and $269,813 in 1995		    1,797,551	1,339,408
  Other receivables								 65,631	    5,319
  Inventories									749,371	  681,825
  Deferred income taxes								116,668	   91,430
  Prepaid expenses								      -	   18,548
	Total current assets						    3,957,647	3,588,000

Property and equipment, net							377,923	  371,320
Intangible assets, net								103,286	  110,560
Note receivable									 40,000	   40,000
Deferred income taxes								 24,811	   24,811
Other assets									  1,000	    1,000
										   $4,504,667	4,135,691

	Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt				   $  108,248	  112,835
  Accounts payable								531,141	  421,283
  Accrued liabilities								122,520	  183,080
  Income taxes payable								109,398	  173,754
	Total current liabilities						871,307	  891,952

Note payable									700,000	  790,000
Long-term debt, excluding current installments				186,603	  250,844
	Total liabilities							    1,757,910	1,932,796

Stockholders' equity:
  Preferred stock - par value $.10; authorized 500,000
    shares; none issued							     -		  -
  Common stock - par value $.10; authorized 10,000,000
    shares; 2,340,200 and 2,315,200 shares issued and outstanding
    at June 30, 1996 and December 31, 1995, respectively		234,020	  115,760
  Additional paid-in capital					          1,298,830	1,385,840
  Accumulated earnings							    1,213,907	  701,295
	Total stockholders' equity					    2,746,757	2,202,895
Commitments
										   $4,504,667	4,135,691

See accompanying notes to condensed consolidated financial statements.

PAGE

ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings

Six and Three Months Ended June 30, 1996 and 1995






Six months
ended June 30
Three months
ended June 30



1996
1995
1996
1995





(unaudited)
(unaudited)
(unaudited)
(unaudited)


Net sales
	$ 5,143,968
	3,948,563
	2,662,343
	1,978,745


Cost of sales
	2,463,230
	1,947,948
	1,268,718
	   1,037,264


				Gross profit
	2,680,738
	2,000,615
	1,393,625
	941,481









General and administra-
  tive expenses

 1,858,368

 1,483,230

   939,682

   731,876


				Operating income
	822,370
	517,385
	453,943
	209,605









Other income (expenses):






	Interest expense
	(44,197)
	(51,735)
	(21,013)
	(25,843)


	Gain on disposition of assets
	-
	2,500
	-
	2,500


	Other income
     28,904
	       7,810
	      23,617
	      4,391


 			Other income (expenses),            net

   (15,293)

   (41,425)

     2,604

   (18,952)


			Earnings before income
 			  taxes

	807,077

	475,960

	456,547

	190,653









Income taxes:






	Current
	319,703
	182,952
	184,713
	76,211


	Deferred income tax benefit
	    (25,238)
	    (20,275)
	    (18,140)
	      (10,576)


				Net earnings
	$    512,612
	   313,283
	   289,974
	   125,018









Earnings per common share:






  Primary
   Net earnings
           $      .21
                  .13
                  .13
                   .05









	Weighted average shares
 		outstanding

	2,412,831



	2,440,291

	2,319,367

	2,440,291



Fully Diluted:
  Net earnings
  Weighted average shares
    outstanding

$      .20



2,572,283
       .13



2,440,291
      .11



2,574,367
      .05



2,440,291

See accompanying notes to condensed consolidated financial statements.

ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

Six months ended June 30, 1996 and 1995





1996
1995





Cash flows from operating activities:




	Net earnings
	$ 512,612
  313,283


	Adjustments to reconcile net earnings to net cash




		used in operating activities:




			Depreciation and amortization
	35,274
	42,000


			Gain on disposition of property and equipment
	-
	(2,500)


			Deferred income taxes
	(25,238)
	(20,275)


			Provision for doubtful accounts
	118,679
	91,242


			Changes in assets and liabilities:




				Increase in receivables
	(637,134)
	(499,129)


				Increase in inventories
	(67,546)
	(38,638)


				Decrease in prepaid expenses
	18,548
	12,189







       Increase in accounts payable
	109,858
	184,008


				Decrease in accrued liabilities
	(60,560)
	(50,548)


				Decrease in income taxes payable
	 (65,356)
	  (53,464)


						Net cash used in operating activities
	 (60,863)
	  (21,832)







Cash flows from investing activities:




  Proceeds from sale of short-term investments
  Proceeds from sale of property and equipment
	Acquisition of property and equipment
	374,602
       -
 (34,603)
	-
   2,500
  (2,956)







					Net cash provided by (used in)
							investing activities

	 339,999

	       (456)







Cash flows from financing activities:




	Repayments of note payable
  Proceeds from common stock issuance
	(90,000)
   31,250
	(60,000)
       -


	Repayments of long-term debt
	(68,828)
	(64,587)







         Net cash used in financing activities
	(127,578)
	(124,587)







Net increase (decrease) in cash
	151,558
	(146,875)


Cash at beginning of period
	761,419
	856,883


Cash at end of period
	 $912,977
	710,008



See accompanying notes to condensed consolidated financial statements.

PAGE

ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

June 30, 1996 and 199



	(1) 	Basis of Presentation

		The June 30, 1996 condensed consolidated financial statements include the accounts of Arrow-Magnolia International, Inc., and its Chemco Chemical Company
Division, and its wholly-owned subsidiary, Bio/Dyne Chemical Company, an inactive corporation.  All significant intercompany balances and transactions have been eliminated.

		The quarterly financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

		For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-KSB as of and for the year ended December 31, 1995.


(2)	Net Earnings per Common Share and Share Equivalent

	Net earnings per common share and share equivalent is based on the weighted average number of common shares and share equivalents outstanding during the period.

	Earnings per common share and share equivalent has been adjusted to reflect shares issued under exercise of stock options on June 14, 1996 and a two-for-
one stock split on June 15, 1996.


	PAGE

Item 2.	Management's Discussion and Analysis or Plan of Operation.

Material Changes in Financial Condition.

	The Company's working capital (total current assets less total current liabilities), which was $2,696,048 as of December 31, 1995, increased to $3,086,340 as of June 30, 1996. The Company's current ratio increased to 4.5 from 4.0. The increase in working capital was primarily the result of growth in trade accounts receivable as a result of improved sales in the quarter and increased inventory to support additional sales, partially offset by increased accounts payable incurred in connection with increased

	The Company experienced negative cash flow from operations as earnings were used to fund additional growth, primarily to fund increased accounts receivable.
Funds were also utilized to reduce debt, but cash was generated from the sale of short-term investments resulting in a net increase in cash for the first six months.

	Currently, the Company is evaluating whether to construct an additional 30,000 square feet of warehouse space to its existing facilities.  Based upon its initial review, the Company believes it has more than adequate funds on hand to complete this additon if the Company concludes that it is desirable.  The
Company believes that its present financing is also otherwise adequate for its capital needs for the foreseeable future.

Material Changes in Results of Operations

	Net sales for the six months ended June 30, 1996 increased from $3,948,563 to $5,143,968, or 30.3%, from the same period of the previous year and to $2,662,343 from $1,688,073, or 57.7%, from the second quarter of 1995 to the corresponding quarter of 1996. These increases are attributable to the Company's focused marketing efforts permitted by its continuing financial strength.

	Cost of sales, including salesmen expenses, as a percentage of net sales decreased to 47.9% of net sales for the six months ended June 30, 1996 as compared to 49.3% of net sales for the same period of 1995. For the second quarters of 1996 and 1995, cost of sales were 47.7% and 52.4% of net sales, respectively. These improvements have been implemented through increased volume in sales combined with relatively static sales expense.

	Gross profit therefore increased significantly from $2,000,615 (50.7% of net sales) to $2,680,738 (52.1% of net sales) for the six months ended June 30,
1996 versus the six months ended June 30, 1995, an increase of 34.0%.  The increase realized during the second quarter of the two years was even greater, an increase from $941,481 to $1,393,625, or 48.0%.

	Selling, general and administrative expenses increased by 25.3% and 28.4% for the comparable six month and three month periods, respectively, as the Company incurred additional costs to support its sales growth.

	As a result of these factors, net earnings before income taxes increased to
$807,077 from $475,960 for the corresponding six month periods of 1996 and
1995 and to $456,547 from $190,653 for the second quarters of those years.
Similarly, net earnings increased dramatically for the comparable six month periods, from $313,283 to $512,612, or 63.6% and, for the second quarter of the two years, from $125,018 to $289,974, or 131.9%.



	Part II.  OTHER INFORMATION


Item 6.	Exhibits and Reports.

	(a)	None
PAGE

	SIGNATURE

Pursuant to the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


							ARROW-MAGNOLIA INTERNATIONAL, INC.




Date: August  13, 1996		By: /s/ Morris Shwiff
                           Morris Shwiff, President
						                     and Principal Executive Officer




Date: August  13, 1996		By:  /s/ Fred Kenner
						         Fred Kenner, Vice President,
						         Secretary and Treasurer; the
						         Principal Financial and
						         Accounting Officer