Form 10QSB
period 1996-09-30
ARROW MAGNOLIA INTERNATIONAL INC
filed 1996-11-01
CIK 61494

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For Quarter Ended:       September 30, 1996
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

                X
               Yes                   No

       Number of common shares outstanding as of September 30, 1996:

              Common Stock, $0.10 par value, 2,365,200 shares
PAGE

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                            September 30, 1996

                             TABLE OF CONTENTS

                      PART I. FINANCIAL INFORMATION.


Item 1.   Financial Statements                              Page

     Arrow-Magnolia International, Inc. and Subsidiary      2
     Condensed Consolidated Balance Sheets as of
     September 30, 1996 (unaudited) and December 31, 1995.

     Arrow-Magnolia International, Inc. and Subsidiary      3
     Condensed Consolidated Statements of Earnings for the Three and Nine Months Ended September 30, 1996 and 1995 (unaudited).

     Arrow-Magnolia International, Inc. and Subsidiary      4
     Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1996 and
     1995 (unaudited).

     Notes to Condensed Consolidated Financial              5
     Statements (unaudited).

Item 2.   Management's Discussion and Analysis or           6
          Plan of Operation.



                       PART II.  OTHER INFORMATION.


Item 6.   Exhibits and Reports on Form 8-K                  7
PAGE

ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
September 30, 1996 and December 31, 1995


September 30, 1996  December 31, 1995
(unaudited)

 Assets
 Current assets:

 Cash                              $ 822,810           761,419
 Short-term investments, at cost    $908,835           690,051
 Trade accounts receivable, less
 allowance for doubtful
 accounts of $301,000 in 1996 and
 $269,813 in 1995                  1,639,999         1,339,408
 Other receivables                    66,134             5,319
 Inventories                         777,908           681,825
 Deferred Income taxes               102,081            91,430
 Prepaid expenses                     14,000            18,548
 Total current assets              4,331,766         3,588,000
 Property and equipment, net         362,770           371,320
 Intangible assets, net               99,649           110,560
 Note receivable                      40,000            40,000
 Deterred income taxes                24,811            24,811
 Other assets                          1,000             1,000
                                 $ 4,859,996         4,135,691

Liabilities and Stockholders' Equity
 Current liabilities:
 Current installments of long-term
 debt                              $ 107,483           112,835
 Accounts payable                    536,468           421,283
 Accrued liabilities                 159,604           183,080
 Income taxes payable                153,915           174,754
 Total current liabilities           957,469           891,952
 Note payable                        670,000           790,000
 Long-term debt, excluding current
 installments                        154,483           250,844
 Total liabilities                 1,781,952         1,932,796
 Stockholders' equity:
 Preferred stock - par value $.10;
  authorized 500,000 shares; none
  issued; Common stock - par value
  $.10; authorized 10,000,000
  shares; 2,365,200 and 2,315,200
  shares issued and outstanding
  at September 30, 1996 and
  December 31, 1995, respectively    236,520           115,760
 Additional paid-in capital        1,327,580         1,385,840
 Accumulated earnings              1,513,944           701,295
 Total stockholders' equity        3,078,044         2,202,895

Commitments                      $ 4,859,996         4,135,691

See accompanying notes to condensed consolidated financial statements.

ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Earnings
Nine and three months ended September 30, 1996 and 1995


 Nine months Three months
 ended September 30 ended September 30

                    1996           1995      1996      1995
                    (unaudited) (unaudited)(unaudited)(unaudited)
 Net sales          $ 7,722,930 6,213,163    2,578,962 2,264,600
 Cost of sales        3,712,226 3,061,761    1,248,996 1,113,813
 Gross profit         4,010,704 3,151,402    1,329,966 1,150,787
 General and
 administrative
 expenses             2,727,700 2,262,509      869,332   779,279
 Operating income     1,283,005   888,893      460,634   371,508
 Other income (expenses):
 Interest expense       (64,193) (75,682)      (19,996)  (23,947)
 Gain on disposition of
  assets                 -         2,500          -         -
 Other income (expense)  39,280    12,489       10,376     4,679
 Other expenses, net    (24,913)  (60,693)      (9,620)  (19,268)
 Earnings before income
 taxes                1,258,092   828,200      451,014   352,240
 Income taxes:
 Current                456,093    298,638     136,390   115,686
 Deferred tax expense
 (benefit)              (10,651)   (2,519)      14,587    17,756
 Net earnings          $ 812,649  532,081      300,037   218,798
 Earnings per common share:
 Net earnings            $ .29        .19         .11       .08
 Weighted average shares
 outstanding          2,809,157 2,772,406    2,844,247 2,740,537

See accompanying notes to condensed consolidated financial statements.

ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 1996 and 1995

                                        1996           1995
 Cash flows from operating activities:
 Net earnings                           $ 812,649      532,081
 Adjustments to reconcile net earnings
 to net cash provided by operating
 activities:
 Depreciation and amortization             53,911       63,000
 Gain on disposition of property and
 equipment                                   -          (2,500)
 Deferred income taxes                    (10,651)      (2,519)
 Provision for doubtful accounts          178,102      143,504
 Changes in assets and liabilities:
 Increase in receivables                 (539,508)    (811,688)
 Increase in inventories                  (96,083)      (4,446)
 Decrease in prepaid expenses               4,548        6,499
 Increase in accounts payable             115,185      130,777
 (Decrease) increase in accrued
  liabilities                             (23,476)          84
 (Decrease) increase in income taxes
  payable                                 (20,839)       1,442
 Net cash provided by operating activities 473,838      56,234
 Cash flows from investing activities:
 Acquisition of short-term investments   (218,784)       -
 Acquisition of property and equipment     (34,450)    (28,406)
 Proceeds from sale of property and equipment -         2,500
 Net cash used in investing activities   (253,234)    (25,906)
 Cash flows from financing activities:
 Repayments of note payable              (120,000)    (90,000)
 Proceeds from common stock issuance       62,500         -
 Proceeds from long-term debt                -         25,448
 Repayments of long-term debt            (101,713)    (96,882)
 Net cash used in financing activities   (159,213)   (161,434)
 Net increase (decrease) in cash           61,391    (131,106)
 Cash at beginning of period              761,419     856,883
 Cash at end of period                  $ 822,810     725,777

See accompanying notes to condensed consolidated financial statements.

ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements


September 30, 1996 and 1995

(1) Basis of Presentation

The September 30, 1996 condensed consolidated financial statements include the accounts of Arrow-Magnolia International, Inc., and its Chemco Chemical
Company Division, and its wholly-owned subsidiary, Bio/Dyne Chemical Company, an inactive corporation. All significant intercompany balances and transactions have been eliminated. The quarterly financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-KSB as of and for the year ended December 31, 1995.

(2) Net Earnings per Common Share and Share Equivalent

Net earnings per common share and share equivalent is based on the weighted average number of common shares and share equivalents outstanding during the period. Earnings per common share and share equivalent has been adjusted to reflect shares issued under exercise of stock options on August 8, 1996 and
June 14, 1996, as well as a two-for-one stock split on September
15, 1996.
PAGE

Item 2.   Management's Discussion and Analysis or Plan of
          Operation.

Material Changes in Financial Condition.

     The Company's working capital (total current assets less total current liabilities), which was $2,696,048 as of December 31, 1995, increased to $3,374,297 as of September 30, 1996. The Company's current ratio increased to 4.5 from 4.0. The increase in working capital was primarily the result of increased short-term investments resulting from the accretion of cash, growth in trade accounts receivable as a result of improved sales in the quarter and increased inventory to support additional sales, partially offset by increased accounts payable incurred in connection with increased sales.

     The Company experienced positive cash flow from operations as earnings outstripped funds applied to support additional growth, primarily to fund increased accounts receivable. Funds were also utilized to increase short-term investments and to reduce debt.

     Currently, the Company is evaluating whether to construct an additional 30,000 square feet of warehouse space to its existing facilities and should have more than adequate funds on hand to complete this addition if the Company concludes that it is desirable. The Company believes that its present financing is also otherwise adequate for its capital needs for the foreseeable future.

Material Changes in Results of Operations

     Net sales for the nine months ended September 30, 1996 increased from $6,213,163 to $7,722,930 or 24.3%, from the same period of the previous year and to $2,578,962 from $2,264,600 or 13.9%, from the third quarter of 1995 to the corresponding quarter of 1996. These increases are attributable to the Company's focused marketing efforts permitted by its continuing financial strength.


     Cost of sales as a percentage of net sales decreased
modestly
to 48.1% of net sales for the nine months ended September 30,
1996
as compared to 49.3% of net sales for the same period of 1995. For the third quarters of 1996 and 1995, cost of sales were 48.4% and 49.2% of net sales, respectively. These decreases reflect the Company's continuing efforts to control costs even as revenues grow.

     As a result of increased sales, gross profit increased significantly from $3,151,402 (50.7% of net sales) to $4,010,704 (51.9% of net sales) for the nine months ended September 30, 1996 versus the nine months ended September 30, 1995, an increase of 27.3%. The increase realized during the third quarter of the two years was from $1,150,787 to $1,329,966, or 15.6%.

     Selling, general and administrative expenses increased by 20.6% and 11.6% for the comparable nine month and three month periods, respectively, as the Company incurred additional costs to support its sales growth.

     As a result of these factors, net earnings before income taxes increased to $1,258,092 from $828,200 for the corresponding nine month periods of 1996 and 1995 and to $451,014 from $352,240 for the third quarters of those years. Similarly, net earnings increased dramatically for the comparable nine month periods, from
$532,081 to $812,649, or 52.8% and, for the third quarter of the two years, from $218,798 to $300,037, or 37.1%.



                        Part II.  OTHER INFORMATION


Item 6.   Exhibits and Reports.

     (a)  None
PAGE

                                 SIGNATURE

Pursuant to the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ARROW-MAGNOLIA INTERNATIONAL,
                                   INC.



Date:  October 31, 1996            By:  /s/ Morris Shwiff
                                       Morris Shwiff, President
                                       and Principal Executive
                                       Officer




Date:  October 31, 1996            By:   /s/ Fred Kenner

                                       Fred Kenner, Vice
President,
                                       Secretary and Treasurer;
the
                                       Principal Financial and
                                       Accounting Officer