Form 10KSB
period 1996-12-31
ARROW MAGNOLIA INTERNATIONAL INC
filed 1997-03-28
CIK 61494

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996
Commission File Number 0-4728

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
              (Name of Small Business Issuer in its Charter)

Texas                                                  75-0408335
(State or Other Jurisdiction                     (I.R.S. Employer
of Incorporation or Organization)             Identification No.)

2646 Rodney Lane, Dallas, Texas                             75229
(Address of Principal Executive Offices)               (Zip Code)

Issuer's telephone number, including area code:    (972) 247-7111

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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                    /    /
     Issuer's revenues for the fiscal year ended December 31, 1996 were: $10,278,559.

The aggregate market value of issuer's voting stock held by non-affiliates as of December 31, 1996 was $4,035,825 (*See note on index page.)

The number of shares outstanding of each class of the issuer's common stock as of December 31, 1996, was:
Common Stock, par value $0.10 per share, 2,373,120 shares

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format:  Yes       No  X
                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                       ANNUAL REPORT ON FORM 10-KSB

                                   INDEX

Securities and Exchange Commission
Item Number and Description                            Page

                                  PART I

Item 1.   Description of Business .................    1
Item 2.   Description of Property .................    3
Item 3.   Legal Proceedings .......................    3
Item 4.   Submission of Matters to a Vote of
          Security-Holders ........................    3

                    PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters .....................    4
Item 6.   Management's Discussion and Analysis or
          Plan of Operation .......................    5
Item 7.   Financial Statements ....................    7
Item 8.   Changes in and Disagreements With
          Accountants on Accounting and Financial
          Disclosure ..............................    7

                    PART III

Item 9.   Directors, Executive Officers, Promoters
          and Control Persons; Compliance with
          Section 16(a) of the Exchange Act ........   8
Item 10.  Executive Compensation ..................    9
Item 11.  Security Ownership of Certain Beneficial
          Owners and Management ...................    11
Item 12.  Certain Relationships and Related
          Transactions ............................    11

                       PART IV AND SIGNATURES

Item 13.  Exhibits and Reports on Form 8-K ........    12

SIGNATURES ........................................

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
SCHEDULES .........................................    F-1

* The figure indicated on the cover page as to the aggregate market value of shares of issuer's voting stock held by nonaffiliates, as such figure relates to shares held by affiliates, represents the issuer's best good faith estimate for purposes of this annual report on Form 10-KSB and for no other purpose. The aggregate market value indicated is based upon the last sales price of the issuer's common stock as reported by the NASDAQ SmallCap Market as of December 31, 1996. See "Market for Common Equity and Related Stockholder Matters."

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                         Form 10-KSB Annual Report
                         For the Fiscal Year Ended
                             December 31, 1996

                                  PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Arrow-Magnolia International, Inc., a Texas corporation (the
"Company" or "Arrow-Magnolia"), was incorporated in the State of Texas in 1937.

     The Company's business consists primarily of the manufacture and distribution of approximately 400 specialty chemical products for use in cleaning and maintaining equipment and general mainte-nance and sanitation. The Company's manufacturing operations blend, to the Company's specifications and according to the Company's procedures, a variety of chemicals to create the Company's products. The Company packages products that it blends or manufactures and, in addition, purchases products that have been blended or manufactured and then packaged under the Company's labels by third parties. The Company also distributes certain nonchemical products, such as paper and other janitorial supplies, related to its chemical products. The Company's products, including its nonchemical products, are marketed throughout the United States, Canada and other countries to a variety of consumers, including customers in the aircraft industry, the construction industry and the telecommunications industry, which collectively accounted for approximately 40% of the Company's sales during 1995. No single customer accounted for as much as 10% of its total net sales during 1996 or 1995.

     The products sold by the Company include aircraft coatings, cleaners, corrosion preventatives, degreasers, and air fresheners; construction chemicals such as release agents, concrete strippers, safety solvents, custom lubricants and rust reconverters; and telecommunication formulations such as refinishers, cable cleaners, graffiti removers and fiber optic lubricants. Other sanitation and maintenance products sold by the Company include soaps, deodorants, germicides, insecticides, disinfectants and miscellaneous janitorial supplies. Nonchemical products sold by the Company include mops, brooms, paper products and poly liners. The Company's products are designed and packaged for large-scale users rather than individual household consumers.

     The Company currently manufactures certain of its products in order to give the Company greater control over its inventory in terms of quality and availability of goods. Cost savings are also effected through elimination of outside vendor overhead and profit and through reductions in the cost of carrying finished goods inventory versus raw materials. Currently the Company manufactures approximately 60% of its products (measured by 1996 sales expressed in dollars). The raw materials necessary for manufacture of the Company's products and the finished products resold by the Company are readily available from numerous sources and the Company is not dependent on any particular supplier for these items.

     The Company markets its products primarily through its own sales persons and independent contractors and manufacturers' representatives. In addition, the Company exhibits its products at trade shows. The Company attends, on a regular basis, approxi-mately six trade shows annually. The Company has no material backlog of orders for its products.

     The Company does not incur any material costs in complying with applicable environmental laws.

Competition

     The business of the Company is highly competitive in all of its phases. However, the industry in which the Company competes is very fragmented and, although two companies are significantly larger than other companies engaged in this industry, no single firm or group of firms dominates the industry as a whole. Further, the total sales volume of the Company's products constitutes only a very small portion of the total available market.

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

Employees

     As of December 31, 1996, the Company employed approximately one-hundred fifteen (115) full-time employees, including its warehouse personnel and administrative, accounting, clerical and sales personnel. None of the Company's employees are covered by union contracts, and the Company considers its relationship with its employees to be excellent.
PAGE

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

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not a party to, nor is any of its property the subject of, any legal proceedings other than routine litigation incidental to its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1996, to a vote of the Company's security holders, through solicitation of proxies or otherwise.
PAGE

                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     The Company's common stock is traded in the over-the-counter market, but such trading occurs sporadically and in relatively small volumes.

     From April 1995 to April 1996, the Company's common stock was included for quotation on the NASDAQ OTC Bulletin Board and since April 1996, the common stock has traded on the NASDAQ SmallCap Market tier of the NASDAQ Stock Market under the trading symbol "ARWM". The following table sets forth the high and low sales prices and volume of trading in the common stock for each month since such inclusion, as adjusted to reflect a two-for-one stock dividend which became effective on June 14, 1996:

Quarter Ended                 High           Low

December 31, 1996             4 7/8          3 3/8
September 30, 1996            4 1/4          3 1/2
June 30, 1996                 5              2 1/2
March 31, 1996                2 1/2          2 1/8

December 31, 1995             2 1/2          1 3/4
September 30, 1995            2 15/32        1 5/8
June 30, 1995                 2              1 3/16



     The approximate number of record holders of the Company's
Common Stock as of December 31, 1996, was 700.

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

     The following table sets forth for the periods indicated the relative percentages which certain items included in the consolidated statements of earnings bear to net sales and the percentage changes of such items as compared to the indicated prior period:

                                                Increase (Decrease)
                                                  From Prior Period
                                                    Years Ended
                    Percentage of Net Sales       1996      1995
                   Years Ended December 31        vs.       vs.
                   1996       1995      1994      1995      1994
Net sales          100.0%    100.0%    100.0%     22.5%     25.5%

Cost of sales       57.5%     58.2%     58.6%     21.0%     24.7%

Gross profit        42.5%     41.8%     41.4%     24.4%     26.7%

General and
 administra-
 tive expenses      26.2%     28.3%     31.3%     13.5%     13.3%

Operating income    16.3%     13.5%     10.1%     47.1%     68.2%

Interest expense     0.8%      1.2%      1.5%    (14.2)%    (4.5)%

Earnings before
 income taxes       16.0%     12.7%      8.8%     54.6%     88.1%

Net earnings        10.1%      8.1%      5.4%     53.5%     88.1%

Comparison of Annual Results.

     Net sales for fiscal year 1996 increased by 22.5% from $8,393,829 to $10,278,559 versus fiscal year 1995 after increasing 25.5% from fiscal 1994 to fiscal 1995. Cost of sales as a per-centage of net sales improved from 58.6% to 58.2% to 57.5% from 1994 through 1995 and 1996. The increase in sales from 1995 to 1996 is primarily attributable to the extension of sales coverage through the addition of sales personnel under an ongoing hiring program. As a result of increased sales combined with cost con-trol, gross profit increased by 24.4% from $3,508,030 to $4,364,634 for fiscal 1996 versus fiscal 1995, after increasing by 26.7% from fiscal 1994 to fiscal 1995. For the fiscal year, the gross profit margin reached a record 42.5% of net sales, as compared to 41.8% for 1995 and 41.4% for 1994.

     General and administrative expenses continued to fall as a percentage of net sales from 31.3% in 1994 to 28.3% in 1995 and 26.2% in 1996 as sales volume improved at a more rapid pace than the modest 13% increase in these expenses from year to year.

     Interest expense fell as a percentage of net sales from 1.5% to 1.2% to 0.8% from 1994 through 1996 due to application of funds generated from continued profitability to reduce debt and reduction in the interest rate paid to the prime rate.

     As a result of these factors, for the fiscal year ended
December 31, 1996, net income increased to $1,042,460 from $679,074, or 53.5%, versus the same period in 1995. These results compare favorably to net earnings for 1994 of $361,064.

Liquidity and Capital Resources.

     The Company's working capital (total current assets less total current liabilities), which was $2,696,048 as of December 31, 1995, improved during 1996 to $3,591,923 as of December 31, 1996. The Company's current assets increased significantly as the Company's cash and short-term investments, accounts receivable and inventories increased due to increased sales and profitability. Current liabilities also increased, but less dramatically, in response to increased sales volumes.

     As shown in the Company's consolidated statements of cash flows, the Company generated $850,225 in cash flow from opera-tions as the Company continued to capitalize on its profitabili-ty, partially offset by increases in receivables and inventories resulting from its sustained growth. The Company realized $350,730 from investing activities as it liquidated certain short-term investments. A total of $207,374 was used in financing activities as the Company paid down its remaining debt.

     Currently the Company is evaluating whether to construct an additional 30,000 square feet of warehouse space to its existing facilities. Based upon its initial review, the Company believes it has more than adequate funds on hand to complete this addition if the Company concludes that it is desirable. In addition, at December 31, 1996, the Company had $600,000 available under a revolving line of credit bearing interest at the lender's prime rate (8.25% at December 31, 1996). The Company believes that its present financing is also otherwise adequate for its capital needs for the foreseeable future.

Accounting Standards

     In June of 1996, the Financial Accounting Standards Board
(FASB) issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Management of the Company does not believe SFAS 125 will have a material impact on the Company's financial statement. The adoption of SFAS 125 will be reflected in the Company's 1997 consolidated financial statements.


ITEM 7.   FINANCIAL STATEMENTS.

     Included at pages F-1 through F-15 hereof.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.
                              PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT.

     The Directors and executive officers of the Company as of December 31, 1996, their ages and positions are as follows:

Name                Age       Position With Registrant

Morris Shwiff       75        Chairman of the Board and
                              President

Mark I. Kenner      65        Director and Executive Vice
                              President

Fred Kenner         44        Director and Vice President,
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

     Based solely upon a review of Forms 3, 4, and 5 furnished to the Company and upon written representations received by the Company, the following persons were all Directors, officers or beneficial owners of more than 10 percent of the Company's Common Stock as of December 31, 1996:

     Morris Shwiff
     Mark I. Kenner
     Fred Kenner

Based thereon, Mr. Shwiff filed one report under Section 16(a) of the Exchange Act of 1994 reporting transactions in December 1996 fifteen days after it was due.
PAGE

ITEM 10.  EXECUTIVE COMPENSATION

     The following tables summarize the monetary and non-monetary compensation paid by the Company during the three fiscal years ended December 31, 1996 to the Company's chief executive officer and to the Company's other executive officers.

                    SUMMARY COMPENSATION TABLE

                                                  Long Term
                                                  Compensation
                                                  Awards
                                                  Number
Name and                      Annual              of Shares
Principal                     Compensation        Subject to
Position            Year      Salary    Bonus     Options Granted
Morris Shwiff,      1996      $140,400  $32,500    0
Chairman of         1995      $130,000  $17,940    0
the Board           1994      $119,900  $ 8,745   154,000
and President

Mark I. Kenner,     1996      $133,900  $30,875    0
Director and        1995      $123,500  $16,887    0
Executive           1994      $112,580  $ 8,208   145,200
Vice President

Fred Kenner,        1996      $127,400  $29,250    0
Director and        1995      $117,000  $15,990    0
Vice President,     1994      $106,600  $ 7,751   140,800
Secretary and
Treasurer

PAGE

Option Exercises and Fiscal Year End Option Values

     The following table reflects option exercises during the fiscal year ended December 31, 1996, the number of shares under-lying both exercisable and unexercisable options as of the fiscal year end and the value of unexercised "in the money" options as of the fiscal year end, after giving effect to a two-for-one stock dividend declared on June 14, 1996:

                                  Number of Shares
          Number                  Underlying
         of Shares                Unexercised Options      In the Money Options
         Acquired                 at Fiscal Year End     at Fiscal Year End(1)
          on           Value                     Unexer-               Unexer-
Name      Exercise     Realized     Exercisable  cisable  Exercisable  cisable
Morris
Shwiff    0                0          154,000        -        $616,000     -


Mark I.
Kenner    0                0          145,200        -        $580,080      -


Fred
Kenner    0                0          140,800         -        $563,200     -


(1) For purpose of calculating this value, the Company has utilized the average of the last sales price of the Company's common stock as of December 31, 1996 as reported on the NASDAQ SmallCap Market.

PAGE

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth information regarding the Company's Common Stock owned at December 31, 1996 by (i) each shareholder known to the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's Direc-tors and executive officers and (iii) all officers and Directors as a group. So far as is known to the Company, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to the table.


Name and
Address of
Beneficial               Number of Shares         Percent
Owner                    Beneficially Owned       of Class

Morris Shwiff            937,272(1)               37.1%
2646 Rodney Lane
Dallas, TX 75229

Mark I. Kenner           607,198(2)               24.1%
2646 Rodney Lane
Dallas, TX 75229

Fred Kenner              371,800(3)               14.8%
2646 Rodney Lane
Dallas, TX 75229

All Directors           1,916,270(4)              68.1%
and Officers as
a Group
(Three Persons)


(1) Includes 154,000 shares which may be acquired upon exercise of an option at an exercise price of $0.50 per share.

(2) Includes 145,200 shares which may be acquired upon exercise of an option at an exercise price of $0.50 per share.

(3) Includes 140,800 shares which may be acquired upon exercise of an option at an exercise price of $0.50 per share.

(4) Includes 440,000 shares which may be acquired upon exercise of an option at an exercise price of $0.50 per share.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.
                                   PART IV

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

     3.1       Articles of Incorporation, as amended, of Arrow-
               Magnolia International, Inc.(1).

     3.2       Bylaws of Magnolia Enterprises, Inc.(2).

     10.19     Arrow-Magnolia International, Inc. Amended and
               Restated Non-Qualified Stock Option Plan(3).

     10.20     Credit Loan Agreement dated August 5, 1994 between
               Arrow-Magnolia International, Inc. and Texas
               Commerce Bank National Association(3).

     10.21     Extension and Modification Agreement dated August
               18, 1994 between Arrow-Magnolia International, Inc. and Texas Commerce Bank National Association(3).

     23.1      Consent of Independent Auditors.



(1)  Filed as Exhibit 3.1 to Arrow-Magnolia International, Inc.
     Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference.

(2)  Filed as Exhibit 3.2 to Magnolia Chemical Company, Inc. From
     10-Q for the quarter ended June 30, 1982 and incorporated herein by reference.

(3)  Filed as Exhibits 10.19, 10.20 and 10.21 to Arrow-Magnolia
     International, Inc. Form 10-KSB for the fiscal year ended
     December 31, 1994 and incorporated herein by reference.



     (b)  Reports on Form 8-K.

          None.
PAGE

        ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

     Index to Consolidated Financial Statements and Schedule



                                                             Page

Independent Auditors' Report                                  F-2

Financial Statements:

 Consolidated Balance Sheets as of December 31, 1996 and 1995 F-3

 Consolidated Statements of Earnings for the years ended
   December 31, 1996, 1995 and 1994                           F-4

  Consolidated Statements of Stockholders' Equity for  the  years ended
   December 31, 1996, 1995 and 1994                           F-5

 Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, 1995 and 1994                           F-6

 Notes to Consolidated Financial Statements                   F-7


Financial Statement Schedule for the years ended
 December 31, 1996, 1995 and 1994:

   Schedule II  Valuation and Qualifying Accounts           F-15


All other schedules have been omitted as not applicable or not required.

PAGE

                  INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
Arrow-Magnolia International, Inc.:


We have audited the accompanying consolidated financial statements of Arrow-Magnolia International, Inc. and subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow-Magnolia International, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                               KPMG Peat Marwick LLP


Dallas, Texas
February 11, 1997
PAGE

        ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY
                   Consolidated Balance Sheets
                   December 31, 1996 and 1995

                    Assets                       1996       1995
Current assets:
 Cash and cash equivalents                    $1,755,000   761,419
 Short-term investments                          300,000   690,051
 Trade accounts receivable, less allowance for
  doubtful accounts of $245,521 in 1996 and    1,585,552  1,339,408
  $269,813 in 1995 (note 4)
 Inventories (note 4)                            769,977    681,825
 Deferred income taxes (note 6)                   83,170     91,430
 Other assets                                     19,801     23,867
        Total current assets                   4,513,500  3,588,000
Property and equipment, net (notes 2 and 5)      352,641    371,320
Intangible assets, net (note 3)                   96,011    110,560
Note receivable                                   40,000     40,000
Deferred income taxes (note 6)                    19,602     24,811
Other assets                                       1,000      1,000
                                              $5,022,754  4,135,691
     Liabilities and Stockholders' Equity
Current liabilities:
 Current installments of long-term debt        107,483    $112,835
  note 5)
 Accounts payable                               413,836     421,283
 Accrued liabilities                            199,806     183,080
 Income taxes payable                           200,452     174,754
        Total current liabilities               921,577     891,952

Note payable (note 4)                           650,000     790,000
Long-term debt, excluding current installments
 (note 5)                                       122,362     250,844
        Total liabilities                     1,693,939   1,932,796
Stockholders' equity (note 7):
  Preferred stock - par value $.10;
   authorized 500,000
   shares; none issued                             -         -
  Common  stock  - par value $.10;
   authorized 10,000,000
   shares;  issued and outstanding
   2,373,120 shares in 1996 and                 237,312    115,760
   2,315,200 shares in 1995
 Additional paid-in capital                    1,347,748  1,385,840
 Retained earnings                             1,743,755    701,295
        Total stockholders' equity             3,328,815  2,202,895
                                              $5,022,754  4,135,691
See accompanying notes to consolidated financial statements.

PAGE

        ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

               Consolidated Statements of Earnings

          Years ended December 31, 1996, 1995 and 1994

                                        1996      1995      1994
Net sales                     $10,278,559  8,393,829  6,686,615
Cost of sales                   5,913,925  4,885,799  3,917,320
        Gross profit            4,364,634  3,508,030  2,769,295

General and administrative
expenses                        2,692,320  2,371,447  2,093,582
        Operating income        1,672,314  1,136,583    675,713


Other income (expenses):
 Interest expense                 (82,841)  (96,552)  (101,051)
 Gain on disposition of assets           -    2,500      1,867
 Interest income                   42,992    17,150      9,267
 Other income                      17,158    7,016           -
         Other expenses, net      (22,691)  (69,886)  (89,917)

        Earnings before income
        taxes                   1,649,623  1,066,697  585,796

Income taxes (note 6)             607,163   387,623   224,732
        Net earnings           $1,042,460   679,074   361,064


Earnings per common share (note 7):
 Net earnings                    $    .37       .25       .16

 Weighted average shares
 outstanding                    2,836,404   2,671,289  2,200,000


See accompanying notes to consolidated financial statements.

PAGE

        ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

         Consolidated Statements of Stockholders' Equity

          Years ended December 31, 1996, 1995 and 1994

                                               Retained
                                               earnings   Total
                    Common stock   Additional (accumula   stock
                                   paid-in       ted      holders
                      Shares   Amount  capital  deficit)   equity

Balances  at December
31, 1993 (note 7)    2,000,000 $200,000 800,000 (38,843)  961,157

Net earnings                 -      -        -  361,064   361,064
Balance  at
December 31, 1994    2,000,000 200,000  800,000 322,221 1,322,221

10% stock dividend     200,000  20,000  280,000 (300,000)      -

Issuance of common     115,200  11,520  190,080       -   201,600
stock for cash

Net earnings                 -       -        -  679,074  679,074
Balances  at December
31, 1995            2,315,200 231,520 1,270,080 701,295 2,202,895
  (note 7)

Exercise of stock        7,920     792     3,168    -       3,960
options

Exercise of stock       50,000   5,000    57,500    -      62,500
warrants

Expense resulting
from issuance                -        -   17,000    -      17,000
of  stock warrants
(note 7)

Net earnings                 -       -      - 1,042,460 1,037,460

Balances  at
December         2,373,120 $237,312 1,347,748 1,743,755 3,323,815
31, 1996


See accompanying notes to consolidated financial statements.

PAGE

        ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

              Consolidated Statements of Cash Flows

          Years ended December 31, 1996, 1995 and 1994


                                          1996      1995     1994
Cash flows from operating activities:
 Net earnings                          $1,042,460 679,074 361,064
  Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
    Depreciation and amortization        72,549    74,148 103,752
    Gain on disposition of property and      -     (2,500) (1,867)
     equipment
    Deferred income taxes                13,469   (18,817)  3,167
    Provision for doubtful accounts      236,632  193,838 187,871
    Compensation expense from issuance    17,000       -       -
     of stock warrants
    (Increase)  decrease  in  operating
     assets:
     Receivables                       (482,776) (663,583) (333,073)
     Inventories                        (88,152)  (71,212)  (78,499)
     Other assets                         4,066     11,458   18,936
    (Decrease) increase in operating
     liabilities:
     Accounts payable                    (7,447)   126,476  18,064
     Accrued liabilities                 16,726     53,270  45,111
     Income taxes payable                25,698     45,088 129,290
         Net cash provided by
          operating activities           850,225    427,240 453,816

Cash flows from investing activities:
   Proceeds from sale of short-term     990,051        -        -
    investments
   Purchase of short-term investments   (600,000) (690,051)  -
  Acquisition of property and equipment  (39,321)  (30,905)(27,295)
  Proceeds from sale of property and
   equipment                                  -      2,500  26,428
       Net cash provided by (used in)    350,730  (718,456)   (867)
       investing activities

Cash flows from financing activities:
 Proceeds from issuance of note payable   34,487   200,000  703,838
 Repayments of note payable             (174,487) (100,000)(738,838)
 Proceeds from issuance of long-term         -      25,448  495,000
  debt
 Repayments of long-term debt           (133,834) (131,296)(552,997)
 Repayments of capital lease obligation      -        -     (20,473)
 Proceeds from issuance of common stock   66,460   201,600       -
         Net cash provided by (used in)
          financing activities           (207,374) 195,752  (113,470)

Net increase (decrease)
 increase in cash                         993,581  (95,464)  339,479
 and cash equivalents
Cash and cash equivalents at
 beginning of year                         761,419   856,883  517,404
Cash and cash equivalents at
 end of year                            $1,755,000   761,419  856,883



See accompanying notes to consolidated financial statements.

        ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

           Notes to Consolidated Financial Statements

                December 31, 1996, 1995 and 1994


(1)     Summary of Significant Accounting Policies

   (a)        Principles   of   Consolidation   and   Basis    of
       Presentation

      The   consolidated   financial   statements   include   the
       accounts of Arrow-Magnolia International, Inc. (Arrow) and its wholly-owned subsidiary, Bio/Dyne Chemical Company (Bio/Dyne) (collectively the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

   (b)     Nature of the Operations and Use of Estimates

      The  Company  is  engaged in the sale and  distribution  of chemical products, primarily industrial and institutional cleaning and maintenance supplies and related products, to industrial users, telephone supply distributors, governmental agencies and school systems. The Company's customers operate in many different industries and geographic regions. No single customer accounted for more than 10% of net sales in 1996, 1995 or 1994.

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

   (c)     Cash Equivalents and Statements of Cash Flows

      For  purposes of the statements of cash flows, the  Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 1995. Cash equivalents at December 31, 1996 consist of U.S. treasury bills with original maturities of less than three months.

      Cash  paid  for  interest during 1996, 1995  and  1994  was
       $82,841  $96,552  and $101,051, respectively.   Cash  paid
       for federal income taxes during 1996, 1995 and 1994 was $356,310, $204,000 and $65,024, respectively.

   (d)Short-term Investments

      Short-term investments, all of which are classified as held to maturity at December 31, 1996 and 1995, represent investments in bank certificates of deposit and U.S. Government Treasury Bills. The investments are recorded at amortized cost, which approximates market value.

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

   (g)     Goodwill

      Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

   (h)     Income Taxes

      Deferred  tax  assets  and liabilities are  recognized  for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   (i)     Earnings per Share

      Earnings  per  share  is  computed based  on  the  weighted average number of common shares outstanding during each year (as adjusted on a retroactive basis for the stock dividend and stock split discussed in note 7 and the dilutive effect of common stock equivalents in 1995) plus the dilutive effect of outstanding common stock options and warrants considered common stock equivalents. The difference between primary and fully diluted earnings per share is not material.

   (j)Stock Option Plan

      Prior  to  January 1, 1996, the Company accounted  for  its stock  option  plan in accordance with the  provisions  of
       Accounting  Principles  Board  (APB)  Opinion  No.   25,
       Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation. which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

   (k)Impairment  of Long-Lived Assets and Long-Lived  Assets  to
       Be Disposed Of

      The  Company  adopted  the  provisions  of  SFAS  No.  121,
       Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

   (l)Fair Value of Financial Instruments

      The   Company  defines  the  fair  value  of  a   financial
       instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Financial instruments included in the Company's financial statements include cash and cash equivalents, short-term investments, trade accounts receivable, other receivables, note receivable, other assets, note payable and long-term debt. Unless otherwise disclosed in the notes to the financial statements, the carrying value of financial instruments is considered to approximate fair value due to the short maturity and characteristics of those instruments. The carrying value of long-term debt approximates fair value as terms approximate those currently available for similar debt instruments.

(2)Property and Equipment

   Property  and equipment consist of the following  at  December
   31, 1996 and 1995:

                                Useful       1996      1995
                                 lives

     Land                           -    $  95,310    95,310
     Buildings and         5 to 40 years   415,591   415,591
     improvements
     Machinery and
     equipment             3 to 10 years   292,943   276,719
     Furniture and fixtures 5 to 10 years  211,206   210,389
                                         1,015,050   998,009

     Less accumulated
     depreciation                         (662,409)  (626,689)
                                          $352,641    371,320


(3)     Intangible Assets

   Intangible assets consist of the following at December 31, 1996 and 1995:

                                Useful       1996      1995
                                 lives

     Goodwill                 40 years    $110,500   110,500
     Customer lists            5 years      17,500    17,500
     Sales force               7 years      82,500    82,500
     Other                     8 years      10,500    10,500
                                           221,000   221,000
     Less accumulated                     (124,989) (110,440)
     amortization
                                          $ 96,011   110,560


(4)Note Payable

   The note payable at December 31, 1996 is a revolving line of credit ($650,000 outstanding at December 31, 1996) with an asset-based lender due on May 1, 1998. The credit agreement provides for a commitment from the lender of the lesser of $1,250,000 or the borrowing base as defined. At December 31, 1996, the unused portion of the commitment was $600,000. The terms of the credit agreement require the Company to maintain certain minimum financial criteria. The note requires monthly payments of interest at the lender's prime rate (8.25% at December 31, 1996) and is collateralized by certain accounts receivable and inventories. As the line of credit bears interest at market rates, the carrying amount of borrowings outstanding at December 31, 1996 approximates fair value.

(5)Long-term Debt

   Long-term debt consists of the following at December 31,  1996 and 1995:

                                               1996    1995
   Note  payable to a bank,   interest  at
     prime (8.25% at December  31,  1996),
     principal and interest of $8,250  payable
     monthly, maturing in August 1999,
     collateralized by the Company's office
     and warehouse                            $215,0000   335,000
   Note payable to a bank in monthly
     installments of $765, including interest
     at 7.9%, maturing in July 1996, and
     collateralized by an automobile                 -      5,352
   Note  payable  to  a  bank  in  monthly
     installments of $707, including interest
     at 7.9%, maturing September 1998,
     and collateralized by an automobile         14,845   23,327
                                                229,845  363,679
     Less current installments                  107,483  112,835
                                             $  122,362  250,844

   The aggregate maturities of long-term debt subsequent to December 31, 1996 are as follows:

          1997                               $107,483
          1998                                105,362
          1999                                 17,000

(6)Income Taxes

   Income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 consists of the following:

                                        1996     1995     1994

      U.S. federal - current           $557,008  378,754 194,315
      U.S. federal - deferred            13,469  (18,817)  3,167
      State - current                    36,686   27,686  27,250
                                       $607,163  387,623 224,732


   Income  tax  expense  for the years ended December  31,  1996,
   1995   and  1994  differs  from  the  "expected"  tax  expense
   (computed by applying the 34% U.S. federal corporate rate to earnings before income taxes) as follows:

                                        1996     1995     1994

      Computed "expected" tax expense  $559,172  362,677 199,171
      Amortization of goodwill            5,253    3,994   5,450
      State   income  taxes,  net   of   24,213   18,273  17,985
      federal benefit
      Other                              18,525    2,679   2,126
                                       $607,163  387,623 224,732

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                  1996   1995

      Current deferred tax assets:
       Allowance for doubtful accounts        $83,477   91,737
       Other                                     (307)    (307)
                                              $81,170   91,430

      Noncurrent deferred tax assets:
       Property and equipment depreciation     22,557   24,811
       Other                                   (2,955)       -
                                              $19,602   24,811

   Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. The Company expects the net deferred tax assets at December 31, 1996 to be realized as a result of future taxable income.

(7)Stockholders' Equity

   On June 14, 1996, the Company declared a 2 for 1 stock split effected in the form of a stock dividend. As a result, all share and per share information in the accompanying consolidated financial statements has been retroactively restated to give effect to the split.

   During 1994, the Company's Board of Directors approved a nonqualified stock option plan (Plan) covering 440,000 shares of common stock. Participants in the Plan are selected by the Company's Board of Directors from the executive officers and other key employees of the Company. The Plan provides that the option price per share and vesting period for stock options issued under the Plan are determined by the Company's Board of Directors.

   In December 1994, 440,000 stock options were granted to certain officers of the Company at an option price of $.50 per share, the estimated fair market value of the common stock at the date of grant. These stock options were fully exercisable at the date of grant.

   In January 1995, the Plan was amended to provide for an increase in the number of shares subject to the Plan to 550,000 shares and an additional 110,000 options were granted to certain key employees. These stock options were issued at an option price of $.50 per share, the estimated fair value of the common stock at the date of grant, and vest in annual increments of 20% with the first 20% vesting occurring on the date of issuance. At December 31, 1996, 7,920 of the options outstanding under the Plan had been exercised and 36,000 of the 110,000 options were exercisable.

   On May 15, 1995, the Company issued stock warrants to a certain service provider. The stock warrants were exercisable to purchase up to 50,000 shares of the Company's common stock at $1.25 per share, the estimated fair market value of the common stock at the date of grant. The stock warrants were fully exercisable at the date of the grant. During 1996, all of the warrants were exercised.

   In May 1996, the Company issued stock warrants to an additional service provider. The stock warrants are exercisable to purchase up to 40,000 shares of the Company's common stock at $2.25 per share. The Company is recognizing the aggregate excess of the market price over the exercise price at date of grant as expense over the two year term of the warrants. The stock warrants were fully exercisable at the date of the grant in 10,000 share increments. The stock warrants expire two years from the date of issuance with new warrants subject to issuance for any warrants not exercised prior to the expiration date. At December 31, 1996, none of the warrants had been exercised.

(8)Stock Options

   The per share weighted-average fair value of stock options granted during 1995 was $.249 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0.0%, risk-free interest rate of 7.82%, and an expected life of 7 years. There were no stock options granted during 1996.

   The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, has recognized no compensation expense for stock options granted at exercise prices at least equal to the market value of the Company's common stock. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                          1996      1995

      Net income:
       As reported                    $1,042,460    679,074
       Pro forma                      $1,036,982    668,118


   Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation costs is reflected over the options vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.
PAGE

                                                      Schedule II

        ARROW MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

         Consolidated Valuation and Qualifying Accounts

       Three years ended December 31, 1996, 1995 and 1994

                          Balance  Charged              Balance
                            at        to                  at
                          beginni   costs    Deduction  end of
                            ng       and       s (1)    period
                            of     expenses
                          period
Year ended December  31,
1994 -
  Allowance for doubtful  $236,002   187,871   182,365    241,508
receivables

Year ended December  31,
1995 -
  Allowance for doubtful  $241,508  193,838   165,533    269,813
receivables

Year ended December  31,
1996 -
  Allowance for doubtful  $269,813  236,632   260,924    245,521
receivables


(1) Charge-off of uncollectable accounts, less recoveries.

 </TABLE
PAGE

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

Dated:  March 26, 1997

     Pursuant to the requirements of The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                         Date


/s/ Morris Shwiff   Director, Chairman of the     }
Morris Shwiff       Board and President           }
                    (Principal Executive Officer) }
                                                  }
/s/ Mark I. Kenner  Director and Executive        }
Mark I. Kenner      Vice President                }    March
                                                  }    26, 1997
/s/ Fred Kenner     Director, Vice President,     }
Fred Kenner         Secretary and Treasurer       }
                    (Principal Financial and      }
                    Accounting Officer)           }
PAGE

                                 INDEX TO EXHIBITS

Number                   Exhibit                            Page

3.1       Articles of Incorporation, as amended, of         (1)
          Arrow-Magnolia International, Inc.

3.2       Bylaws of Magnolia Enterprises, Inc.              (2)

10.19     Arrow-Magnolia International, Inc.                (3)
          Amended and Restated Non-Qualified
          Stock Option Plan.

10.20     Credit Loan Agreement dated August 5,             (3)
          1994 between Arrow-Magnolia International,
          Inc. and Texas Commerce Bank National
          Association.

10.21     Extension and Modification Agreement              (3)
          dated August 18, 1994 between Arrow-Magnolia
          International, Inc. and Texas Commerce
          Bank National Association.

23.1      Consent of Independent Auditors.


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
