Form 10QSB
period 1997-03-31
ARROW MAGNOLIA INTERNATIONAL INC
filed 1997-05-14
CIK 61494

[CONFORMED COPY]


                                                  FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For Quarter Ended:       March 31, 1997
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


                              (972) 247-7111

             (Issuer's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                X
               Yes                   No

         Number of common shares outstanding as of March 31, 1997:

              Common Stock, $0.10 par value, 2,373,120 shares
PAGE

                    ARROW-MAGNOLIA INTERNATIONAL, INC.

                              March 31, 1997

                             TABLE OF CONTENTS

                      PART I. FINANCIAL INFORMATION.


Item 1.   Financial Statements                              Page

     Arrow-Magnolia International, Inc. and Subsidiary      2
     Condensed Consolidated Balance Sheets as of
     March 31, 1997 (unaudited) and December 31, 1996.

     Arrow-Magnolia International, Inc. and Subsidiary      3
     Condensed Consolidated Statements of Earnings for the Three Months Ended March 31, 1997 and 1996
     (unaudited).

     Arrow-Magnolia International, Inc. and Subsidiary      4
     Condensed Consolidated Statements of Cash Flows for Three Months Ended March 31, 1997 and 1996
     (unaudited).

     Notes to Condensed Consolidated Financial              5
     Statements (unaudited).

Item 2.   Management's Discussion and Analysis or           6
          Plan of Operation.



                       PART II.  OTHER INFORMATION.


Item 6.   Exhibits and Reports on Form 8-K                  7
PAGE

ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY
          Condensed Consolidated Balance Sheets
          March 31,1997 and December 31, 1996

                                   March 31,     December 31,
           Assets                  1997          1996
                                   (unaudited)

Current assets:
 Cash                           $ 1,429,137   1,755,000
 Short-term investments, at cost    316,051     300,000
 Trade accounts receivable, less
  allowance for doubtful
  accounts of $269,310 in 1997
  and $245,521 in 1996            2,002,924   1,585,552
 Inventories                        859,739    769,977
 Deferred income taxes               91,258      83,170
 Other assets                        75,620      19,801
          Total current assets    4,774,729   4,513,500

 Property and equipment, net        394,434     352,641
 Intangible assets, net              92,374      96,011
 Note receivable                     40,000      40,000
 Deferred income taxes               19,602      19,602
 Other assets                        2,700        1,000
                                 $5,323,839  $5,022,754

          Liabilities and Stockholders' Equity

Current liabilities:
 Current installments of long-
  term debt                       $ 107,483     107,483
 Accounts payable                   606,184     413,836
 Accrued liabilities                114,418     199,806
 Income taxes payable               179,986     200,452
       Total current liabilities  1,008,071     921,577

Note payable                        620,000     650,000
Long-term debt, excluding current
 installments                       85,241      122,362
          Total liabilities       1,713,312    1,693,939

Stockholders' equity:
 Preferred stock - par value
  $.10; authorized 500,000
  shares; none issued                   -            -
 Common stock - par value
  $.10; authorized 10,000,000
  shares; 2,373,120 shares
  issued and outstanding in 1997
  and 2,315,200 shares issued
  and outstanding in 1996            237,312    237,312
Additional paid-in capital         1,347,748  1,347,748
Accumulated earnings               2,025,467  1,743,755
     Total stockholders' equity    3,610,527  3,328,815

Commitments
                                  $5,323,839  5,022,754

See accompanying notes to condensed consolidated financial statements.
PAGE

ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings

Three months ended March 31 1997 and 1996

                                        1997           1996
                                        (unaudited)

Net sales                               $2,771,703     2,481,625
Cost of sales                            1,322,528     1,194,512
      Gross profit                       1,449,175     1,287,113

General and administrative expenses      1,006,868       918,686
          Operating income                 442,307       368,427

Other income (expenses):
 Interest expense                          (16,820)      (23,184)
 Other income                               17,227         5,287
          Other income (expenses) net          407       (17,897)
          Earnings before income taxes     442,714       350,530

Income taxes:
 Current income tax expense                169,090       134,990
 Deferred income tax benefit                (8,088)       (7,098)
          Net earnings                    $281,712       222,638

Net earnings per common share and
 share equivalent                              .10           .08

Weighted average common shares and
 share equivalents outstanding           2,898,806     2,778,606

See accompanying notes to condensed consolidated financial statements.
PAGE

ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY
     Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 1997 and 1996

                                        1997           1996

                                             (unaudited)
Cash flows from operating activities:
 Net earnings                            $ 281,712       222,638
 Adjustments to reconcile net earnings
  to net cash used in operating activities:
    Depreciation and amortization           18,637        17,137
   Deferred income taxes                    (8,088)       (7,098)
  Provision for doubtful accounts           63,313        57,233
  (Increase) decrease in operating assets:
    Receivables                           (480,685)     (528,726)
   Inventories                             (89,762)       (2,659)
   Other assets                            (57,519)       18,245
   (Decrease) increase in operating
     liabilities:
      Accounts payable                     192,348        59,693
     Accrued liabilities                   (85,388)      (91,593)
    Income taxes payable                   (20,466)      (48,722)
      Net cash used in operating
       activities                         (185,898)     (303,852)

Cash flows from investing activities:
 Purchase of short-term investments        (16,051)       (6,679)
 Acquisition of property and equipment     (56,793)         -
      Net cash used in investing
       activities                          (72,844)       (6,679)

Cash flows from financing activities:
 Repayments of note payable                (30,000)      (90,000)
 Repayments of long-term debt              (37,121)      (34,414)
          Net cash used in financing
           activities                      (67,121)     (124,414)

Net decrease in cash                      (325,863)     (434,945)
Cash at beginning of period              1,755,000       761,419
Cash at end of period                   $1,429,137       326,474

<TABLE/>
See accompanying notes to condensed consolidated financial statements.
PAGE

ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 1997 and 1996

(I) Basis of Presentation

The March 31, 1997 and 1996 condensed consolidated financial statements include the accounts of Arrow-Magnolia International, Inc., and its Chemco Chemical Company Division, and its wholly-owned subsidiary, Bio/Dyne Chemical Company, an inactive corporation. All significant intercompany balances and transactions have been eliminated.

The quarterly financial information included herein is unaudited;
however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form
10-KSB as of and for the year ended December 31, 1996.

(2) Net Earnings per Common Share and Share Equivalent

Net earnings per common share and share equivalent is based on the weighted average number of common shares and share equivalents outstanding during the period.

Earnings per common share and share equivalent has been adjusted to reflect shares issued under exercise of stock options on August
8,
1996, June 14, 1996 and November 16, 1996 as well as a two-for-one stock split on June 14, 1996.
PAGE

Item 2.   Management's Discussion and Analysis or Plan of
          Operation.

Material Changes in Financial Condition.

     The Company's working capital (total current assets less total current liabilities), which was $3,591,923 as of December 31, 1996, increased to $3,766,658 as of March 31, 1997. The increase in working capital was primarily attributable to growth in trade accounts receivable as a result of improved sales in the quarter and increased inventory to support additional sales, partially offset by increased accounts payable incurred in connection with increased sales.

     The Company experienced negative cash flow from operations as funds were used to support additional growth, primarily to fund increased accounts receivable and inventory. The Company's accounts payable also grew as the Company conserved cash and extended payment to certain vendors. Funds were also utilized to purchase short-term investments, upgrade property and equipment and reduce debt.

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

Material Changes in Results of Operations

     Net sales for the three months ended March 31, 1997 increased from $2,481,625 to $2,771,703 or 11.7%, from the same quarter of the previous year. This increase is attributable to the Company's focused marketing efforts permitted by its continuing financial strength.

     Cost of sales as a percentage of net sales decreased modestly to 47.7% of net sales for the quarter ended March 31, 1997 as compared to 48.1% of net sales for the same period of 1996. This decrease reflects the continued stability of the Company's manufacturing operations.

     As a result of increased sales, gross profit increased significantly from $1,287,113 (51.9% of net sales) to $1,449,175
(52.3% of net sales) for the quarter ended March 31, 1997 versus the three months ended March 31, 1996, an increase of 12.6%.

     Selling, general and administrative expenses increased by
9.6%
as the Company incurred additional costs to support its sales growth.

     As a result of these factors, net earnings before income taxes increased to $442,714 from $350,530 for the corresponding quarters of 1997 and 1996. Similarly, net earnings increased dramatically for the comparable three month periods, from $222,638 to $281,712 or 26.5%.



                        Part II.  OTHER INFORMATION


Item 6.   Exhibits and Reports.

     (a)  None
PAGE



                                 SIGNATURE

Pursuant to the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ARROW-MAGNOLIA INTERNATIONAL,
                                   INC.



Date:  5/12/97                     By: /s/ Morris Shwiff
                                       Morris Shwiff, President
                                       and Principal Executive
                                       Officer




Date:  5/12/97                     By: /s/ Fred Kenner

                                       Fred Kenner, Vice
President,
                                       Secretary and Treasurer;
the
                                       Principal Financial and
                                       Accounting Officer

