Form 10QSB
period 1997-06-30
ARROW MAGNOLIA INTERNATIONAL INC
filed 1997-08-08
CIK 61494

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For Quarter Ended:       June 30, 1997
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

                X
               Yes                   No

         Number of common shares outstanding as of June 30, 1997:

              Common Stock, $0.10 par value, 2,373,120 shares
PAGE

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                               June 30, 1997

                             TABLE OF CONTENTS

                      PART I. FINANCIAL INFORMATION.


Item 1.   Financial Statements                              Page

     Arrow-Magnolia International, Inc. and Subsidiary      2
     Condensed Consolidated Balance Sheets as of
     June 30, 1997 (unaudited) and December 31, 1996.

     Arrow-Magnolia International, Inc. and Subsidiary      3
     Condensed Consolidated Statements of Earnings for the Three and Six Months Ended June 30, 1997 and
     1996 (unaudited).

     Arrow-Magnolia International, Inc. and Subsidiary      4
     Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996
     (unaudited).

     Notes to Condensed Consolidated Financial              5
     Statements (unaudited).

Item 2.   Management's Discussion and Analysis or           6
          Plan of Operation.



                       PART II.  OTHER INFORMATION.


Item 4.   Submission of Matters to a Vote of Security
          Holders                                           7


Item 6.   Exhibits and Reports on Form 8-K                  7
PAGE

ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY
          Condensed Consolidated Balance Sheets
          June 30, and December 31, 1996


                                   June 30,  December 31,
           Assets                  1997          1996
                                   (unaudited)

Current assets:
 Cash                           $ 1,218,428   1,755,000
 Short-term investments, at cost    300,000     300,000
 Trade accounts receivable, less
  allowance for doubtful
  accounts of $310,916 in 1997
  and $245,521 in 1996            2,577,335   1,585,552
 Inventories                        874,531     769,977
 Deferred income taxes              105,404      83,170
 Other assets                        79,650      19,801
          Total current assets    5,155,348   4,513,500

 Property and equipment, net        421,823     352,641
 Intangible assets, net             122,582      96,011
 Note receivable                     40,000      40,000
 Deferred income taxes               19,602      19,602
 Other assets                         2,700       1,000
                                 $5,762,055  $5,022,754

          Liabilities and Stockholders' Equity

Current liabilities:
 Current installments of long-
  term debt                       $ 118,484     107,483
 Accounts payable                   708,626     413,836
 Accrued liabilities                157,628     199,806
 Income taxes payable               126,827     200,452
       Total current liabilities  1,111,565     921,577

Note payable                        600,000     650,000
Long-term debt, excluding current
 installments                        53,121     122,362
          Total liabilities       1,764,686    1,693,939

Stockholders' equity:
 Preferred stock - par value
  $.10; authorized 500,000
  shares; none issued                   -            -
 Common stock - par value
  $.10; authorized 10,000,000
  shares; 2,373,120 shares
  issued and outstanding in 1997
  and 2,315,200 shares issued
  and outstanding in 1996            237,312    237,312
Additional paid-in capital         1,347,748  1,347,748
Accumulated earnings               2,412,309  1,743,755
     Total stockholders' equity    3,997,369  3,328,815

Commitments
                                  $5,726,055  5,022,754

See accompanying notes to condensed consolidated financial statements.
PAGE

ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings

Six and Three months ended June 30, 1997 and 1996

                        Six months             Three months
                       ended June 30           ended June 30
                    1997           1996      1997      1996
                    (unaudited)(unaudited) (unaudited) (unaudited)

Net sales           $6,085,891     5,143,968 3,314,188 2,662,343
Cost of sales        2,907,193     2,463,230 1,584,665 1,268,718
  Gross profit       3,178,698     2,680,738 1,729,523 1,393,625

General and admini-
strative expenses    2,129,551     1,858,368 1,122,683   939,682
  Operating income   1,049,147       822,370   606,840   453,943

Other income (expenses):
 Interest expense      (33,673)      (44,197)  (16,853)  (21,013)
 Other income           35,167        28,904    17,940    23,617
    Other income
    (expenses) net       1,494       (15,293)    1,087     2,604
    Earnings before
    income taxes     1,050,641       807,077   607,927   456,547

Income taxes:
 Current               404,321       319,703   235,231   184,713
 Deferred income
  tax benefit          (22,234)      (25,238)  (14,146)  (18,140)
    Net earnings    $  668,554       512,612   386,842   289,974

Earnings per common
share:
   Net earnings     $      .23           .18       .13       .10

Weighted average
shares outstanding   2,900,045     2,798,321 2,901,328 2,828,718

See accompanying notes to condensed consolidated financial statements.
PAGE

ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY
     Condensed Consolidated Statements of Cash Flows

Six months ended June 30, 1997 and 1996

                                        1997           1996
                                        (unaudited)    (unaudited)

Cash flows from operating activities:
 Net earnings                            $  668,554    512,612
 Adjustments to reconcile net earnings
 to net cash used in operating activities:
   Depreciation and amortization             37,274     35,274
   Deferred income taxes                    (22,234)   (25,238)
   Provision for doubtful accounts           65,395    118,679
   (Increase) decrease in operating assets:
     Receivables                         (1,065,540)  (637,134)
     Inventories                           (104,554)   (67,546)
     Other assets                           (95,394)    18,548
   (Decrease) increase in operating
   liabilities:
     Accounts payable                       294,790    109,858
     Accrued liabilities                    (42,178)   (60,560)
     Income taxes payable                   (73,625)   (65,356)
        Net cash used in operating
        activities                         (329,150)   (60,863)

Cash flows from investing activities:
 Purchase of short-term investments              -     374,602
 Acquisition of property and equipment      (99,182)   (34,603)
      Net cash used in investing
      activities                            (99,182)   339,999

Cash flows from financing activities:
 Repayments of note payable                 (50,000)   (90,000)
 Proceeds from common stock issuance             -      31,250
 Repayments of long-term debt               (58,240)   (68,828)
     Net cash used in financing
     activities                            (108,240)  (127,578)

Net decrease in cash                       (536,572)   151,558
Cash at beginning of period               1,755,000    761,419
Cash at end of period                    $1,218,428    912,977

See accompanying notes to condensed consolidated financial statements.

ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

June 30, 1997 and 1996




(1)  Basis of Presentation

     The June 30, 1997 and 1996 condensed consolidated financial statements include the accounts of Arrow-Magnolia International, Inc., its Chemco Chemical Company Division, and its Darsan and Southwest Supply & Environmental Division and its wholly-owned subsidiary, Bio/Dyne Chemical Company, an inactive corporation (collectively the Company). All significant intercompany balances and transactions have been eliminated.

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

     Earnings per common share and share equivalent has been adjusted to reflect shares issued under exercise of stock options on June 14, 1996 and a two-for-one stock split on June 14, 1996.

     On June 1, 1997, the Company issued 20,000 common stock options with an exercise price of $4.25 per share. Effective July 15, 1997, the Company issued a 10% stock dividend on all outstanding common stock.

     The weighted average shares outstanding and earnings per common share amounts for the three months and six months ended June 30, 1996 have been restated to correct a mathematical error in the calculation of the weighted average number of shares. The effect of the restatement was to decrease earnings per common share by $0.03 for the three months and six months ended June 30, 1996, respectively.
PAGE

Item 2.   Management's Discussion and Analysis or Plan of
          Operation.

Material Changes in Financial Condition.

     The Company's working capital (total current assets less total current liabilities), which was $3,591,923 as of December 31, 1996, increased to $4,043,783 as of June 30, 1997. The increase in working capital was primarily the result of growth in trade accounts receivable as a result of improved sales in the quarter and increased inventory to support additional sales, partially offset by increased accounts payable incurred in connection with increased sales.

     The Company experienced negative cash flow from operations as earnings were used to fund growth, primarily to fund increased accounts receivable and inventory. The Company's accounts payable also grew as the Company conserved cash and extended payment to certain vendors. Funds were also utilized to purchase short-term investments, upgrade property and equipment and reduce debt.

     The Company continues to evaluate whether to construct an additional 30,000 square feet of warehouse space to its existing facilities. Based upon its initial review, the Company believes it has more than adequate funds on hand to complete this addition if the Company concludes that it is desirable. The Company believes that its present financing is also otherwise adequate for its capital needs for the foreseeable future.

Material Changes in Results of Operations

     Net sales for the six months ended June 30, 1997 increased from $5,143,968 to $6,085,891, or 18.3%, from the same period of the previous year and to $3,314,188 from $2,662,343, or 24.5%, from the second quarter of 1996 to the corresponding quarter of 1997. These increases are attributable to the Company's focused marketing efforts permitted by its continuing financial strength. In addition, second quarter earnings were positively affected by the successful acquisition of Darsan, Inc. and Southwest Supply & Environmental on May 5, 1997.

     Cost of sales, including salesmen expenses, as a percentage of net sales remained stable at 47.8% of net sales for the six months ended June 30, 1997 as compared to 47.9% of net sales for the same period of 1996. For the second quarters of 1997 and 1996, cost of sales were 47.8% and 47.7% of net sales, respectively. The Company has been able to maintain its margins while expanding sales dramatically.

     Gross profit therefore increased significantly from $2,680,738 (52.1% of net sales) to $3,178,698 (52.2% of net sales) for the six months ended June 30, 1997 versus the six months ended June 30, 1996, an increase of 18.6%. The increase realized during the second quarter of the two years was even greater, an increase from $1,393,625 to $1,729,523, or 24.1%.

     Selling, general and administrative expenses increased by 14.6% and 19.5% for the comparable six month and three month periods, respectively, as the Company incurred additional costs to support its sales growth. During the second quarter, these expenses were impacted by the acquisition described above.

     As a result of these factors, net earnings before income taxes increased to $1,050,641 from $807,077 for the corresponding six month periods of 1997 and 1996 and to $607,927 from $456,547 for the second quarters of those years. Similarly, net earnings increased dramatically for the comparable six month periods, from $512,612 to $668,556, or 30.4% and, for the second quarter of the two years, from $289,974 to $386,842, or 33.4%.



                        Part II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Securityholders.

     The annual meeting of shareholders of Arrow-Magnolia
International, Inc. was held on June 27, 1997, at which time the shareholders were asked to vote upon election of Directors and approval of the declaration of a 10% stock dividend.

     All nominees identified in the Company's proxy materials were elected. The votes in such election were tabulated as follows:

     Nominees            For       Votes Withheld

     Morris Shwiff       1,574,411      220
     Mark Kenner         1,574,411      220
     Fred Kenner         1,574,411      220
     Robert D. DeRosier  1,574,411      220
     Clifton R. Duke     1,574,411      220

     The votes to approve the dividend were tabulated as follows:

     For            Against        Abstain

     1,574,411      220            0

Therefore, as contemplated, a 10% stock dividend was distributed on August 1, 1997 to shareholders of record as of July 15, 1997.


Item 6.   Exhibits and Reports.

     (a)  None

PAGE

                                 SIGNATURE

Pursuant to the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ARROW-MAGNOLIA INTERNATIONAL, INC.




Date: August  7, 1997         By: /s/ Morris Shwiff
                                 Morris Shwiff, President
                                 and Principal Executive Officer





Date: August 7, 1997          By:  /s/ Fred Kenner
                                  Fred Kenner, Vice President,
                                  Secretary and Treasurer; the
                                  Principal Financial and
                                  Accounting Officer