Form 10QSB/A
period 1997-06-30
ARROW MAGNOLIA INTERNATIONAL INC
filed 1997-08-20
CIK 61494

FORM 10-QSB/A
                    Amendment No. 1 to Form 10-QSB

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

The registrant's Condensed Consolidated Statements of Cash Flows contained in its Form 10-QSB for the quarter ended June 30, 1997 are amended in their entirety to read as follows:

          ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY
           Condensed Consolidated Statements of Cash Flows

Six months ended June 30, 1997 and 1996

                                            1997        1996
                                       (unaudited)  (unaudited)

Cash flows from operating activities:
 Net earnings                            $  668,554    512,612
 Adjustments to reconcile net earnings
 to net cash used in operating activities:
   Depreciation and amortization             37,274     35,274
   Deferred income taxes                    (22,234)   (25,238)
   Provision for doubtful accounts           65,395    118,679
   (Increase) decrease in operating assets:
     Receivables                         (1,057,178)  (637,134)
     Inventories                           (104,554)   (67,546)
     Other assets                           (95,394)    18,548
   (Decrease) increase in operating
   liabilities:
     Accounts payable                       294,790    109,858
     Accrued liabilities                    (42,178)   (60,560)
     Income taxes payable                   (73,625)   (65,356)
        Net cash used in operating
        activities                         (329,150)   (60,863)

Cash flows from investing activities:
 Purchase of short-term investments              -     374,602
 Acquisition of property and equipment      (99,182)   (34,603)
      Net cash used in investing
      activities                            (99,182)   339,999

Cash flows from financing activities:
 Repayments of note payable                 (50,000)   (90,000)
 Proceeds from common stock issuance             -      31,250
 Repayments of long-term debt               (58,240)   (68,828)
     Net cash used in financing
     activities                            (108,240)  (127,578)

Net decrease in cash                       (536,572)   151,558
Cash at beginning of period               1,755,000    761,419
Cash at end of period                    $1,218,428    912,977

See accompanying notes to condensed consolidated financial statements.

                                 SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this Form 10-QSB/A amending its Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ARROW-MAGNOLIA INTERNATIONAL, INC.




Date: August 20, 1997         By: /s/ Morris Shwiff

                              Morris Shwiff, President
                              and Principal Executive Officer