Form 10QSB
period 1997-09-30
ARROW MAGNOLIA INTERNATIONAL INC
filed 1997-11-13
CIK 61494

[CONFORMED COPY]

                                                  FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For Quarter Ended:       September 30, 1997
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

                X
               Yes                   No

   Number of common shares outstanding as of September 30, 1997:

              Common Stock, $0.10 par value, 2,617,349 shares
PAGE

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                            September 30, 1997

                             TABLE OF CONTENTS

                      PART I. FINANCIAL INFORMATION.


Item 1.   Financial Statements                              Page

     Arrow-Magnolia International, Inc. and Subsidiary      2
     Condensed Consolidated Balance Sheets as of
     September 30, 1997 (unaudited) and December 31, 1996.

     Arrow-Magnolia International, Inc. and Subsidiary      3
     Condensed Consolidated Statements of Earnings for the Three and Nine Months Ended September 30, 1997 and 1996 (unaudited).

     Arrow-Magnolia International, Inc. and Subsidiary      4
     Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1997 and
     1996 (unaudited).

     Notes to Condensed Consolidated Financial              5
     Statements (unaudited).

Item 2.   Management's Discussion and Analysis or           6
          Plan of Operation.



                       PART II.  OTHER INFORMATION.


Item 6.   Exhibits and Reports on Form 8-K                  7

PAGE

             ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY
                   Condensed Consolidated Balance Sheets
                 September 30, 1997 and December 31, 1996

                                      September 30,     December 31,
           Assets                     1997             1996
                                                      (unaudited)

Current assets:
 Cash                               $1,429,271   1,755,000
 Short-term investments, at cost       300,000     300,000
 Trade accounts receivable, less
 allowance for doubtful
 accounts of $368,313 in 1997 and
 $245,521 in 1996                     2,840,08    1,585,552
 Inventories                           913,663      769,977
 Deferred income taxes                 124,918       83,170
 Other assets                           88,486       19,801
          Total current assets       5,696,422    4,513,500

 Property and equipment, net           415,523      352,641
 Intangible assets, net                138,836       96,011
 Note receivable                        40,000       40,000
 Deferred income taxes                  19,602       19,602
 Other assets                            2,700        1,000
                                    $6,313,083   $5,022,754

          Liabilities and Stockholders' Equity

Current liabilities:
 Current installments of long-term
 debt                              $  115,483       107,483
 Accounts payable                     725,774       413,836
 Accrued liabilities                  209,025       199,806
 Income taxes payable                 229,296       200,452
       Total current liabilities    1,279,578       921,577

Note payable                          600,000       650,000
Long-term debt, excluding current
installments                           21,000       122,362
          Total liabilities         1,900,578     1,693,939

Stockholders' equity:
 Preferred stock - par value $.10;
 authorized 500,000 shares;
 none issued                             -           -
 Common stock - par value $.10;
 authorized 10,000,000 shares;
 2,617,349 shares issued and
 outstanding in 1997 and 2,315,200
 shares issued and outstanding in
 1996                                 261,739         237,312
Additional paid-in capital          2,477,764       1,347,748
Accumulated earnings                1,673,002       1,743,755
     Total stockholders' equity     4,412,505       3,328,815

Commitments                        $6,313,083       5,022,754

See accompanying notes to condensed consolidated financial statements.
PAGE

ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings

Nine and Three months ended September 30, 1997 and 1996

                               Nine months        Three months
                               ended September 30 ended
                                                  September 30
                               1997       1996   1997    1996
                         (unaudited)(unaudited) (unaudited) (unaudited)

Net sales                     $9,667,064    7,722,930   3,581,173   2,578,962
Cost of sales                  4,683,563    3,712,226   1,776,370   1,248,996
Gross profit                   4,983,501   4,010,704    1,804,803   1,329,966

Selling, general and
administrative expenses        3,288,184   2,727,700    1,158,633     869,332
      Operating income         1,695,317   1,283,004      646,170     460,634

Other income (expenses):
 Interest expense                (49,743)    (64,193)     (16,070)    (19,996)
 Other income                     51,989      39,280       16,822      10,376
 Other income (expenses), net      2,246     (24,913)         752      (9,620)
      Earnings before
      income taxes             1,697,563   1,258,091      646,922     451,014

Income taxes:
 Current                         659,102     456,093      254,781     136,390
 Deferred income tax (benefit)
      expense                    (41,749)    (10,651)     (19,515)     14,587
          Net earnings        $1,080,210     812,649      411,656     300,037

Earnings per common share:
 Net earnings                 $      .34         .27         .13         .10

Weighted average shares
outstanding                     3,160,771   3,062,923   3,162,481   3,099,214

See accompanying notes to condensed consolidated financial statements.
PAGE

                  ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

     Condensed Consolidated Statements of Cash Flows

Nine months ended September 30, 1997 and 1996

                                       1997             1996
                                      (unaudited)   (unaudited)

Cash flows from operating activities:
 Net earnings                          $1,080,210      812,649
 Adjustments to reconcile net earnings
 to net cash used in operating
 activities:
    Depreciation and amortization         51,800        53,911
    Deferred income taxes                (41,748)      (10,651)
    Provision for doubtful accounts      122,792       178,102
    (Increase) decrease in operating
     assets:
     Receivables                      (1,377,324)     (539,508)
     Inventories                        (143,686)      (96,083)
     Intangibles and other assets       (120,010)        4,548
   (Decrease) increase in operating
    liabilities:
      Accounts payable                   311,938       115,185
      Accrued liabilities                  9,219      (23,476)
      Income taxes payable                28,844      (20,839)
        Net cash (used in) provided by
        operating activities             (77,965)     473,838

Cash flows from investing activities:
 Purchase of short-term investments          -       (218,784)
 Acquisition of property and equipment  (107,882)     (34,450)
      Net cash used in investing
      activities                        (107,882)    (253,234)

Cash flows from financing activities:
 Repayments of note payable              (50,000)    (120,000)
 Proceeds from common stock issuance       3,480       62,500
 Repayments of long-term debt            (93,362)    (101,713)
          Net cash used in financing
          activities                    (139,882)    (159,213)

Net (decrease) in cash                  (325,729)       61,391
Cash at beginning of period            1,755,000       761,419
Cash at end of period                 $1,429,271       822,810

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                        $    49,743        64,193
     Income taxes                    $   629,806       430,847

See accompanying notes to condensed consolidated financial statements.
PAGE

ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

            Notes to Condensed Consolidated Financial Statements

            September 30, 1997 and 1996

(1) Basis of Presentation

     The September 30, 1997 and 1996 condensed consolidated financial statements include the accounts of Arrow-Magnolia International, Inc., and its Chemco Chemical Company Division, and its wholly-owned subsidiary, Bio/Dyne Chemical Company, an inactive corporation (collectively the Company). All significant intercompany balances and transactions have been eliminated.

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

     Earnings per common share and share equivalent has been adjusted to reflect shares issued under exercise of stock options on June 14, 1996 as well as a two-for-one stock split on June 14, 1996.

     On June 1, 1997, the Company issued 20,000 common stock options with an exercise price of $4.25 per share. Effective July 15, 1997, the Company issued a 10% stock dividend on all outstanding common stock. PAGE

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Material Changes in Financial Condition.

     The Company's working capital (total current assets less total current liabilities), which was $3,591,923 as of December 31, 1996, increased to $4,416,844 as of September 30, 1997. The increase in working capital was primarily the result of growth in trade accounts receivable as a result of improved sales in the quarter and increased inventory to support additional sales, partially offset by increased accounts payable incurred in connection with increased sales.

     The Company experienced negative cash flow from operations as funds used to support additional growth, primarily to fund increased accounts receivable, outpaced earnings for the nine month period. Funds were also utilized to acquire property and equipment and to reduce debt.

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

Material Changes in Results of Operations

     Net sales for the nine months ended September 30, 1997 increased from $7,722,930 to $9,667,064, or 25.2%, from the same period of the previous year and to $3,587,173 from $2,578,962, or 38.9%, from the third quarter of 1996 to the corresponding quarter of 1997. These increases are attributable to growth generated internally from the Company's focused marketing efforts permitted by its continuing financial strength and the impact of the acquisition of Darsan, Inc. and Southwest Supply Environmental ("Darsan/Southwest") in May 1997.

     Cost of sales as a percentage of net sales remained steady at 48.4% of net sales for the nine months ended September 30, 1997 as compared to 48.1% of net sales for the same period of 1996. For the third quarters of 1997 and 1996, cost of sales increased to 49.6% from 48.4% of net sales. Cost of sales increased modestly during the third quarter as the Company's operations remained stable.

     As a result of increased sales, gross profit increased from $4,010,704 (51.9% of net sales) to $4,983,501 (51.6% of net sales) for the nine months ended September 30, 1997 versus the nine months ended September 30, 1996, an increase of 24.3%. The increase realized during the third quarter of the two years was from $1,329,966 to $1,804,803 , or 35.7%.

     Selling, general and administrative expenses increased by 20.5% and 33.3% for the comparable nine month and three month periods, respectively. These increases reflect costs associated with adding the sales force of Darsan/Southwest and extending the Company's existing sales force coverage.

     As a result of these factors, net earnings before income taxes increased to $1,697,563 from $1,258,092 for the corresponding nine month periods of 1997 and 1996 and to $646,922 from $451,014 for the third quarters of those years. Similarly, net earnings increased dramatically for the comparable nine month periods, from $812,649 to $1,080,210, or 32.9% and, for the third quarter of the two years, from $300,037 to $411,656, or 37.2%.



                        Part II.  OTHER INFORMATION


Item 6.   Exhibits and Reports.

     (a)  None
PAGE

                                 SIGNATURE

Pursuant to the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ARROW-MAGNOLIA INTERNATIONAL,
                                   INC.



Date: November 13, 1997         By:  /s/ Morris Shwiff
                                       Morris Shwiff, President
                                       and Principal Executive
                                       Officer




Date:  November 13, 1997        By:  /s/ Fred Kenner

                                       Fred Kenner, Vice
                                       President,
                                       Secretary and Treasurer;
                                       the
                                       Principal Financial and
                                       Accounting Officer