Form 10KSB
period 1997-12-31
ARROW MAGNOLIA INTERNATIONAL INC
filed 1998-04-01
CIK 61494

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1997
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

Registrants telephone number, including area code:
(972) 247-7111

Securities registered pursuant to Section 12(b) of the Act:
     None
Securities registered pursuant to Section 12(g) of the Act:
     Common Stock, par value $0.10 per share

 Indicate by check mark whether the registrant (1) has
 filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X)
 No (    )

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or
 any amendment of this Form 10-KSB. (   )

 Issuer's revenues for the fiscal year ended December 31, 1997 were: $12,748,100

 The aggregate market value of the registrants voting stock held by non-affiliates as of December 31, 1997 was:
 $7,514,492 (* see note on index page).

 The number of shares outstanding of each class of
 registrant s common stock as of December 31, 1997 was:  Common
 Stock, par value $0.10 per share, 2,681,392 shares.
     ___________________

             Documents Incorporated by Reference
Portions of the registrant s definitive proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held on May 28, 1998 are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format:    Yes
            No    X



          PAGE

                         ARROW-MAGNOLIA INTERNATIONAL, INC.
                       ANNUAL REPORT ON FORM 10-KSB
                                   INDEX
Securities and Exchange Commission
Item Number and Description                         Page

                                  PART I

Item 1.   Description of Business ..............             1
Item 2.   Description of Property ..............             2
Item 3.   Legal Proceedings .. .................             2
Item 4.   Submission of Matters to a Vote of Security-Holders   3


                                  PART II

Item 5.   Market for Common Equity and Related Stockholder
     Matters  .....................................         3
Item 6.   Management's Discussion and Analysis or Plan of
     Operation ....................................         4
Item 7.   Financial Statements ......................        6

Item 8.   Changes in and Disagreements With Accountants on
     Accounting and Financial Disclosure ............       6

                                 PART III

Item 9.   Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange.      6

Item 10.  Executive Compensation ....................        6

Item 11.  Security Ownership of Certain Beneficial Owners and
Management ..........                                       6
Item 12.  Certain Relationships and Related Transactions .   6

                          PART IV AND SIGNATURES

Item 13.  Exhibits and Reports on Form 8-K .............     7


SIGNATURES .............................................

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
F-1

* The figure indicated on the cover page as to the aggregate market value of shares of issuer's voting stock held by nonaffiliates, as such figure relates to shares held by affiliates, represents the issuer's best good faith estimate for purposes of this annual report on Form 10-KSB and for no other purpose. The aggregate market value indicated is based upon the last sales price of the issuer's common stock as reported by the NASDAQ SmallCap Market as of December 31, 1997. See "Market for Common Equity and Related Stockholder Matters."
PAGE

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                         Form 10-KSB Annual Report
                         For the Fiscal Year Ended
                             December 31, 1997

                                  PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Arrow-Magnolia International, Inc., a Texas corporation (the
"Company" or "Arrow-Magnolia"), was incorporated in the State of Texas in 1937.

     The Company's business consists primarily of the manufacture and distribution of approximately 400 specialty chemical products for use in cleaning and maintaining equipment and general maintenance and sanitation. The Company's manufacturing operations blend, to the Company's specifications and according to the Company's procedures, a variety of chemicals to create the Company's products. The Company packages products that it blends or manufactures and, in addition, purchases products that have been blended or manufactured and then packaged under the Company's private labels by third parties. The Company also distributes certain nonchemical products, such as paper and other janitorial supplies, related to its chemical products. The Company's products, including its nonchemical products, are marketed throughout the United States, Canada and other countries to a variety of consumers. No single customer accounted for as much as 10% of its total net sales during 1997, 1996 or 1995.

     The Company's product line includes aircraft coatings, cleaners, corrosion preventatives, degreasers and air fresheners; construction chemicals such as release agents, concrete strippers, safety solvents, custom lubricants and rust reconverters; and telecommunication formulations such as refinishers, cable cleaners, graffiti removers and fiber optic lubricants. Sanitation and maintenance products sold by the Company include soaps, enzymes, deodorants, germicides, insecticides, disinfectants and miscellaneous janitorial supplies. Nonchemical products sold by the Company include parts washers, sprayers, paper products and poly liners. The Company's products are designed and packaged for large-scale users rather than individual household consumers.

     The Company currently manufactures certain of its products in order to give the Company greater control over its inventory in terms of quality and availability of goods. Cost savings are also effected through elimination of outside vendor overhead and profit and through reductions in the cost of carrying finished goods inventory versus raw materials. Currently the Company manufactures approximately 60% of its products (measured by 1997 sales expressed in dollars). The raw materials necessary for manufacture of the Company's products and the finished products resold by the Company are readily available from numerous sources and the Company is not dependent on any particular supplier for these items.

     The Company markets its products primarily through its own sales personnel, independent contractors and distributors. In addition, the Company exhibits its products at national and international trade shows. The Company attends, on a regular basis, major trade shows annually. The Company has no material backlog of orders for its products.

     The Company does not incur any material costs in complying with applicable environmental laws.
PAGE

Competition

     The business of the Company is highly competitive in all of its phases. However, the industry in which the Company competes is very fragmented and, although two companies are significantly larger than other companies engaged in this industry, no single firm or group of firms dominate the industry as a whole. Further, the total sales volume of the Company's products constitutes only a very small portion of the total available market.

     The principal methods of competition in the business of the Company are sales personnel, price, quality and delivery capability. The Company competes with numerous other companies, both domestic and foreign, and with major chemical companies that have many products that are substantially similar to those sold by the Company. Due to the substantial similarity in available products and technology, product differentiation and preference is largely a function of the sales effort. Management therefore believes that the Company is able to compete successfully whenever it maintains aggressive sales personnel.

     To the best knowledge of the Company's management, the Company is the only distributor of several products which are specially formulated to the Company's specifications for the particular applications of the telecommunications industry. There is no assurance, however, that other manufacturers will not enter the market in the future.

Employees

     As of December 31, 1997, the Company employed forty-fix (46) full-time employees, including its warehouse personnel and administrative, accounting, clerical and sales personnel. In addition, the Company retained the services as independent contractors of eighty-four (84) sales representatives. None of the Company's employees are covered by union contracts, and the Company considers its relationship with its employees to be excellent.


ITEM 2.   DESCRIPTION OF PROPERTY.

     The principal executive and warehouse facilities of the Company are located in a steel, glass, brick and concrete building owned by the Company at 2646 Rodney Lane, Dallas, Texas. These facilities occupy approximately 40,000 square feet of floor space, of which 33,000 square feet are devoted to warehousing and shipping and manufacturing, and 7,000 square feet to administrative and executive offices. The Company is currently evaluating whether to build an additional 30,000 square feet of warehouse space onto its existing facilities. A deed of trust has been granted with respect to this property to secure certain indebtedness of the Company.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.


     No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1997, to a vote of the Company's security holders, through solicitation of proxies or otherwise.



PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.


     The Company's common stock is included for quotation on the NASDAQ SmallCap Market tier of the NASDAQ Stock Market under the trading symbol "ARWM". The following table sets forth the high and low sales prices in the common stock during the last eight quarters, as adjusted to reflect a two-for-one stock dividend which became effective on June 14, 1996 and a 10% stock dividend which became effective on July 15, 1997:

Fiscal 1997         High      Low
Fourth Quarter      $8.25     $5.25
Third Quarter        5.88      3.81
Second Quarter       4.50      3.68
First Quarter        4.63      3.60

Fiscal 1996
Fourth Quarter      $4.38     $3.06
Third Quarter        4.19      3.15
Second Quarter       4.50      2.27
First Quarter        2.27      1.93


      The approximate number of record holders of the Company's
Common Stock as of December 31, 1997, was 331.

     The Company has paid no cash dividends with respect to its Common Stock since 1988, when it paid a dividend of $0.05 per share. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.

     The following table sets forth for the periods indicated the relative percentages which certain items included in the consolidated statements of income bear to net sales and the percentage changes of such items as compared to the indicated prior period:


                                            Increase (Decrease)

                                            From Prior Period

                                            Years Ended

              Percentage of Net Sales       1997      1996
              Years Ended December 31         vs.       vs.
               1997       1996      1995     1996       1995
Net sales      100.0%    100.0%    100.0%    24.0%     22.5%
Cost of sales   56.4%     57.5%     58.2%    21.6%     21.0%
Gross profit    43.6%     42.5%     41.8%    27.3%     24.4%
General and
administrative
  expenses      28.0%     26.2%     28.3%     32.8%    13.5%
Operating
 income         15.5%     16.3%     13.5%     18.4%    47.1%
Interest
 expense        0.5%      0.8%       1.2%    (21.5)%   (14.2)%
Income before
income taxes    15.6%     16.0%     12.7%    20.2%     54.6%
Net income      10.0%     10.1%      8.1%    22.4%     53.5%

Comparison of Annual Results.

     Net sales for fiscal year 1997 increased 24.0% from $10,278,559 to $12,748,100 versus fiscal year 1996 after increasing 22.5% from fiscal 1995 to fiscal 1996. Cost of sales as a percentage of net sales decreased to 56.4% in fiscal 1997 from 57.5% in fiscal 1996 and 58.2% in fiscal 1995. The increase in sales from 1996 to 1997 is primarily attributable to the extension of sales coverage through the addition of sales personnel under an ongoing hiring program including the acquisition of Darsan, Inc. and Southwest Supply & Environmental in May 1997. As a result of increased sales, which resulted in better absorption of fixed costs, gross profit increased by 27.3% from $4,364,634 to $5,555,193 for fiscal 1997 versus fiscal 1996, after increasing by 24.4% from fiscal 1995 to fiscal 1996. For the 1997 fiscal year, the gross profit margin reached a record 43.6% of net sales, as compared to 42.5% from 1996 and 41.8% for 1995.

     General and administrative expenses rose to 28.0% of net sales in 1997 primarily as the result of hiring additional sales personnel. In addition, the Company expensed non-recurring expenses of $75,000 incurred in modifying its computer systems to be Year 2000 compliant. The Company also charged $129,500 in compensation expense as the result of issuing options and warrants to a key employee and a service provider. Such compensation expenses is based upon the difference between the exercise price and the granted market price of the common stock on the date the option is issued. General and administrative expenses fell as a percentage of net sales to 26.2% in 1996 from 28.3% in 1995 as sales volume improved at a more rapid pace than the 13.5% increase in these expenses from year to year.

     Under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company reports compensation expense on the date of grant of an option or warrant only if the market price of the underlying stock exceeded the exercise price. During fiscal 1997, as described above, the Company charged compensation expense for new options and warrants so issued. However, in the event that any of the options or warrants outstanding as of December 31, 1997 should be exercised in the future, no further charges to the financial statements will be required. See Note 1(k) to the Consolidated Financial Statements included herein.

     Interest expense fell as a percentage of net sales to 0.5%
in fiscal 1997 from 0.8% in fiscal 1996 and 1.2% in fiscal 1995 due to application of funds generated from continued profitability to reduce debt and reduction in the interest rate paid to the prime rate.

     As a result of these factors, for the fiscal year ended December 31, 1997, net income increased to $1,275,847 from $1,042,460, or 22.4%, versus the same period in 1996. These results compare favorably to net earnings for 1995 of $679,074.


Liquidity and Capital Resources.

     The Company's working capital (total current assets less total current liabilities), which was $3,338,518 as of December 31, 1996, improved during 1997 to $4,668,614 as of December 31, 1997. The Company's current assets increased significantly as the Company's cash, accounts receivable and inventories increased due to increased sales and profitability. Current liabilities also increased, but less than current assets, in response to increased sales volumes.

     As shown in the Company's consolidated statements of cash flows in 1997, the Company generated $403,724 in cash flow from operations as the Company continued to capitalize on its profitability, partially offset by increases in receivables and inventories resulting from its sustained growth. The Company utilized $286,301 in investing activities as it purchased property and equipment. A total of $6,496 was provided by financing activities as the Company issued additional Common Stock, offset by a reduction in its remaining debt.

     Currently the Company is evaluating whether to construct an additional 30,000 square feet of warehouse space to its existing facilities. Based upon its initial review, the Company believes it has more than adequate funds on hand to complete this addition if the Company concludes that it is desirable. In addition, at December 31, 1997, the Company had $650,000 available under a revolving line of credit bearing interest at the lender's prime rate (8.5% at December 31, 1997). The Company believes that its present financing is also otherwise adequate for its capital needs for the foreseeable future.


Year 2000 Issue

     In 1996, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. During 1997, the Company began the conversion of its computer systems. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company is expending all costs associated with these systems as the costs are incurred. The Company does not expect to incur any material costs during the conversion of its computer system.

New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board
issued SFAS No. 130, Reporting   Comprehensive Income and SFAS
No.
131, Disclosure about Segments of an Enterprise and   Related
Information. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position; results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997

ITEM 7.   FINANCIAL STATEMENTS.

     Included at pages F-1 through F-17 hereof.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE   ACT.


     Information relating to the Company's Directors and executive officers is set forth under the heading "Election of Directors and Information as to Directors, Nominees and Executive Officers" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 21, 1998, which will be filed with the Securities and Exchange Commission on or about April 12, 1998, and such information is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

     Information relating to executive compensation is set forth under the heading "Executive Compensation" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 21, 1998, which will be filed with the Securities and Exchange Commission on or about April 12, 1998, and such information is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     Information relating to the ownership of certain beneficial owners and management of the Company's Common Stock is set forth under the heading "Securities Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 21, 1998, which will be filed with the Securities and Exchange Commission on or about April 12, 1998, and such information is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     Information relating to the business relationships and related transactions with respect to the Company and certain Directors and nominees for election as Directors is set forth under the heading "Certain Transactions" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 21, 1998, which will be filed with the Securities and Exchange Commission on or about April 12, 1998, and such information is incorporated herein by reference.

                                  PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     No.                                Exhibit

     3.1 Articles of Incorporation, as amended, of Arrow-Magnolia International, Inc.(1).

     3.2       Bylaws of Magnolia Enterprises, Inc.(2).

     10.19     Arrow-Magnolia International, Inc. Amended and
               Restated Non-Qualified Stock Option Plan(3).

     10.20 Credit Loan Agreement dated August 5, 1994 between Arrow-Magnolia International, Inc. and
               Chase Bank of Texas(3).

     10.21     Extension and Modification Agreement dated
               August 18, 1994 between Arrow-Magnolia
               International, Inc. and Chase Bank of
               Texas(3).

     10.22     1998 Stock Option Plan(4).

     23.1      Consent of Independent Auditors.




(1)  Filed as Exhibit 3.1 to Arrow-Magnolia International, Inc.
     Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference.

(2)  Filed as Exhibit 3.2 to Magnolia Chemical Company, Inc. Form
     10-Q for the quarter ended June 30, 1982 and incorporated herein by reference.

(3)  Filed as Exhibits 10.19, 10.20 and 10.21 to Arrow-Magnolia
     International, Inc. Form 10-KSB for the fiscal year ended
     December 31, 1994 and incorporated herein by reference.

(4)  Filed as Exhibit 10.19 to Arrow-Magnolia International, Inc.
     Form S-8 Registration Statement and incorporated herein by reference.


(b)  Reports on Form 8-K.

     None.
PAGE

            ARROW-MAGNOLIA  INTERNATIONAL, INC. AND SUBSIDIARY

          Index to Consolidated Financial Statements and Schedule



                                                            Page

Independent Auditors' Report                                F-2

Financial Statements:

     Consolidated Balance Sheets as of December 31,
     1997 and 1996                                          F-3

     Consolidated Statements of Income for the years ended
     December 31, 1997, 1996 and 1995                       F-4

     Consolidated Statements of Stockholders' Equity
     for the year ended December 31, 1997, 1996 and 1995    F-5

     Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995                       F-6

Notes to  Consolidated Financial Statements                 F-7


All other schedules have been omitted as not applicable or not required.
PAGE

                       INDEPENDENT AUDITORS' REPORT




The Stockholders and Board of Directors
Arrow-Magnolia International, Inc.:




We have audited the accompanying consolidated balance sheets of Arrow-Magnolia International, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow-Magnolia International, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                   KPMG Peat Marwick LLP


Dallas, Texas
February 6, 1998

PAGE

             ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

                       Consolidated Balance Sheets

                       December 31, 1997 and 1996

           Assets                    1997           1996
Current assets:
Cash and cash equivalents          $1,878,919     1,755,000
Short-term investments                300,000       300,000
Trade accounts receivable,
  less allowance for doubtful
  accounts of $346,900 in 1997
  and $245,521 in 1996 (note 4)      2,773,352     1,585,552
Inventories (note 4)                  601,157       516,572
Deferred income taxes (note 6)         117,946        83,170
Other assets                           26,632        19,801
     Total current assets           5,698,006     4,260,095

Property and equipment, net
(notes 2 and 5)                       738,916       606,046
Intangible assets, net (note 3)        137,318        96,011
Note receivable                         40,000        40,000
Deferred income taxes (note 6)          29,912        19,602
Other assets, at cost                   2,700         1,000
                                   $6,646,852     5,022,754

Liabilities and Stockholders' Equity

Current liabilities:
Current installments of
long-term debt (note 5)               $101,361      107,483
Accounts payable                      571,426      413,836
Accrued liabilities                   216,324      161,029
Income taxes payable                  140,281      239,229
  Total current liabilities         1,029,392      921,577

Note payable (note 4)                 600,000      650,000
Deferred compensation                 104,500            -
Long-term debt,
excluding current
installments (note 5)                              122,362
     Total liabilities             1,733,892     1,693,939


Stockholders' equity (notes 7
and 8):
  Preferred stock - par value
  $.10, authorized 500,000
  shares; none issued                   -              -
  Common stock - par value $.10,
  authorized 10,000,000
  shares; issued and outstanding
  2,681,392 shares in 1997 and
  2,373,120 shares in 1996          268,139       237,312
Additional paid-in capital         2,776,182    1,347,748
Retained earnings                 1,868,639     1,743,755
     Total stockholders' equity    4,912,960    3,328,815

Commitments and contingencies
(note 10)
                                 $6,646,852     5,022,754

See accompanying notes to consolidated financial statements.
PAGE

            ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

                    Consolidated Statements of Income

              Years ended December 31, 1997, 1996 and 1995

                         1997        1996            1995
Net sales           $12,748,100   10,278,559      8,393,829
Cost of sales         7,192,907    5,913,925       4,885,799
     Gross profit     5,555,193    4,364,634      3,508,030

General and
administrative
expenses             3,574,817     2,692,320      2,371,447
     Operating
     income          l,980,376     1,672,314      1,136,583

Other income
(expenses):
   Interest expense    (64,989)      (82,841)       (96,552)
   Interest income      62,946         42,992         17,150
Other income             4,475        17,158          9,516
Other income
(expenses), net         2,432        (22,691)       (69,886)

     Income before
     income taxes   1,982,808      1,649,623      1,066,697

Income taxes (note 6)  706,961       607,163        387,623

    Net income      $1,275,847     1,042,460         679,074

Earnings per common
share:
   Basic                 $.49           .40            .28

   Diluted               $.42           .36            .24

See accompanying notes to consolidated financial statements.

            ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

             Consolidated Statements of Stockholders' Equity

              Years ended December 31, 1997, 1996 and 1995



                                                       Total
                   Common stock      Additional        stock-
                                     paid-in   Retained holders'
                    Shares  Amount  capital   earnings equity

Balance at December
31, 1994            2,000,000 $200,000 800,000  322,221 1,322,221

10% stock dividend    200,000   20,000 280,000 (300,000)        -


Issuance of common
stock for cash        115,200   11,520 190,080        -   201,600


Net income                  -        -       -  679,074   679,074

Balances at December
31, 1995 (note 7)  2,315,200  231,520 1,270,080 701,295 2,202,895


Exercise of stock
options and
related
tax benefits            7,920      792   3,168        -     3,960


Exercise of stock
warrants and
related
tax benefits           50,000    5,000  57,500        -    62,500

Expense resulting
from issuance
of stock
warrants (note 7)           -        -  17,000        -    17,000

Net income                  -        -       - 1,042,460
1,042,060

Balances at December
31, 1996            2,373,120  237,312 1,347,748 1,743,755
3,328,815

10% stock
dividend              237,312   23,731 1,127,232 (1,150,963)    -


Exercise of
stock options and
related
tax benefits            6,960      696  13,688        -    14,384


Exercise of
stock warrants
and
related tax
benefits               64,000    6,400 262,514        -   268,914



Expense resulting
from issue
of stock
warrant (note 7)            -       -    25,000       -    25,000


Net income                 -        -      -  1,275,847 1,275,847


Balances at December
31, 1997         2,681,392 $268,139 2,776,182 1,868,639 4,912,960

See accompanying notes to consolidated financial statements.
PAGE

ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                     Years ended December 31, 1997, 1996 and 1995

                          1997          1996      l995
Cash flows from operating
activities:
Net income          $1,275,847       1,042,460    679,074
Adjustments to
reconcile net income
to net cash
provided by operating
activities:
Depreciation and
amortization          143,748           72,549     74,148
Gain on disposition
of property and
equipment                -                   -     (2,500)
Deferred income taxes  (45,086)         13,469    (18,817)
Provision for doubtful
accounts                 291,901       236,632    193,838
Compensation expense
from issuance of stock
options and warrants     129,500        17,000         -
Change in operating
assets and liabilities:
  Receivables         (1,479,701)    (482,776)    (663,583)
Inventories              (84,585)     165,253      (71,212)
Other assets              (8,531)       4,066       11,458
Accounts payable         125,966       (7,447)      126,476
Accrued liabilities       55,295      (22,051)       53,270
Income taxes payable        (630)      64,475        45,088
Net cash provided by
operating activities     403,724    1,103,630       427,240


Cash flows from
investing activities:
Proceeds from sale
of short-term
investments              300,000      990,051          -
Purchase of short-term
investments             (300,000)    (600,000)    (690,051)
Acquisition of
property and
equipment               (286,301)    (292,726)     (30,905)
Proceeds from sale
of property
and equipment                 -         -            2,500

Net cash (used in)
provided by
investing activities    (286,301)     97,325      (718,456)
Cash flows from
financing activities:
Proceeds from issuance
of note
payable                  12,000       34,487       200,000
Repayments of
note payable             (57,000)   (174,487)     (100,000)
Proceeds from
issuance of
long-term debt                -         -           25,448
Repayments of
long-term debt           (133,484)  (133,834)      (131,296)
Proceeds from
issuance of
common stock              184,980     66,460        201,600
Net cash provided
by (used in) financing
activities                  6,496   (207,374)       195,752

Net increase (decrease)
increase in
cash and cash
equivalents              123,919     993,581        (95,464)
Cash and cash
equivalents at
beginning of year      1,755,000     761,419        856,883
Cash and cash
equivalents at end of
year                  $1,878,919   1,755,000        761,419

See accompanying notes to consolidated financial statements.
PAGE

ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

       Notes to Consolidated Financial Statements

          December 31, 1997 and 1996


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

          The Company's customers operate in many different industries and geographic regions. No single customer accounted for more than 10% of net sales in 1997, 1996 or 1995.

     (c)  Use of Estimates

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

     (d)  Cash Equivalents and Statements of Cash Flows

          For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $988,378 and $988,27 at December 31, 1997 and 1996, respectively, consist of U.S. treasury bills with original maturities of less than three months.

          Cash paid for interest during 1997, 1996 and 1995 was
          $64,989, $82,841 and $96,552,   respectively. Cash paid
          for federal income taxes during 1997, 1996 and 1995 was
          $752,677,   $356,310 and $204,000, respectively.

     (e)  Short-term Investments

          Short-term investments at December 31, 1997 and 1996 represent investments in bank certificates of deposit.




(Continued)
PAGE

            ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

               Notes to Consolidated Financial Statements

     (f)  Inventories

          Inventories, which consist primarily of merchandise purchased for resale and raw materials purchased for blending, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     (g)  Property and Equipment

          Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterment are capitalized.

     (h)  Goodwill

          Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate
          reflecting the Company's average cost of funds   The
          assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     (i)  Income Taxes

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (j)  Earnings per Share

          The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, during 1997 and retroactively restated all per share amounts. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share
          (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.



(Continued)
PAGE

             ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

                Notes to Consolidated Financial Statements



          Shares used in calculating basic and diluted income per share are as follows:

                         1997           1996           1995
Weighted average common
shares outstanding       2,623,999      2,575,672      2,441,162

Dilutive securities:
  Common stock options     648,388        603,548       605,000
  Warrants to service
  providers                 46,667         54,333        20,833
  Assumed repurchase of
  common shares           (284,958)      (307,061)     (282,205)

Weighted average shares
common outstanding-
diluted basis            3,034,096      2,926,492      2,784,790




     (k)  Stock Option Plan

          Prior to January I, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide proforma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     (l) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

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


(Continued)
PAGE

           ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

           Notes to Consolidated Financial Statements

          measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

     (m)  Transfers and Servicing of Financial Assets and
          Extinguishment of Liabilities

          In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowing. Adoption of this Standard did not have a material impact on the Company's financial position, results of operations or liquidity.

     (n)  New Accounting Pronouncements

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position; results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997

     (o)   Fair Value of Financial Instruments

          The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Financial instruments included in the Company's financial statements include cash and cash equivalents, short-term investments, trade accounts receivable, other receivables, note receivable, other assets, note payable and long-term debt. Unless otherwise disclosed in the notes to the consolidated financial statements, the carrying value of financial instruments is considered to approximate fair value due to the short maturity and characteristics of those instruments. The carrying value of long-term debt approximates fair value as terms approximate those currently available for similar debt instruments.


(Continued)
ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

           Notes to Consolidated Financial Statements

     (p)  Year 2000

          In 1996, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. During 1997, the Company began the conversion of its computer systems. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company is expending all costs associated with these systems as the costs are incurred. The Company does not expect to incur any material costs during the conversion of its computer system.

     (q)  Reclassification

          Certain items in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 presentation.

(2)  Property and Equipment

     Property and equipment consist of the following at December
     31, 1997 and 1996:

                    Useful lives        1997      1996
     Land           -                   $95,310    95,310
     Buildings and
     improvements   5 to 40 years       428,633   415,591
     Machinery and
     equipment      3 to 10 years       710,579   546,348
     Furniture and
     fixtures       5 to 10 years       256,679   211,206
                                      1,491,201  1,268,455
     Less accumulated
     depreciation                      (752,285)  (662,409)
                                        $738,916   606,046

     During the fourth quarter, the Company recorded an increase to depreciation expense for assets not previously depreciated throughout the year. Previously reported unaudited first, second and third quarter net income would each have been reduced by approximately $18,000 had the expense been recorded throughout the year.




(Continued)
PAGE

ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY


           Notes to Consolidated Financial Statements

(3)  Intangible Assets

     Intangible assets consist of the following at December 31, 1997 and 1996:

                    Useful lives        1997         1996


     Goodwill       40 years            $160,124       110,500
     Customer lists  5 years              17,500        17,500
     Sales force     7 years              82,500        82,500
     Other           8 years              10,500        10,500
                                         270,624       221,000
     Less accumulated
     amortization                       (133,306)    (124,989)
                                        $137,318       96,011


      (4)  Note Payable

     The note payable at December 31, 1997 is a revolving line of credit ($600,000 outstanding at December 31, 1997) with an asset-based lender due on May 1, 1999. The credit agreement provides for a commitment from the lender at the lesser of $1,250,000 or the borrowing base as defined. At December 31, 1997, the unused portion of the commitment was $650,000. The credit agreement contains various debt covenants, the most restrictive of which requires the Company to maintain certain minimum financial criteria. At December 31, 1997 the Company believes it is in compliance with all debt covenant requirements. The note requires monthly payments of interest at the lenders prime rate (8.5% at December 31, 1997) and is collateralized by certain accounts receivable and inventories. As the line of credit bears interest at market rates, the carrying amount of borrowing outstanding at December 31, 1997 approximates fair value.

(5)  Long-term Debt

     Long-term debt consists of the following at December 31,
     1997 and 1996:
                                   1997           1996

Note payable to a bank, interest at
prime (8.25% at December 31,
1997), principal and interest of
$8,250 payable monthly, maturing
August 1999, collateralized
by the Company's office and
warehouse                          $90,000        215,000


Note payable to a bank in monthly
installments of $707, including
interest at 7.9%, maturing
September 1998, and collateralized
by an automobile                     6,361         14,845

Note payable to certain individuals,
principal of $1,000 payable
monthly, maturing May 1998           5,000             -
                                   101,361        229,845


Less current installments          101,361        107,483
                                   $    -         122,362


(Continued)
PAGE

ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY


           Notes to Consolidated Financial Statements
(6)  Income Taxes

     Income tax expense (benefit) for the years ended December
     31, 1997, 1996 and 1995 consists of the following:

                              1997           1996      1995
U.S federal - current         $734,278       557,008   378,754
U.S. federal - deferred        (45,086)       13,469   (18,817)
State - current                 17,769        36,686    27,686
                              $706,961       607,163   387,623

Income tax expense for the years ended December 31, 1997, 1996 and 1995 differs from the"expected" tax expense (computed by applying the 34% U.S. federal corporate rate to income before income taxes) as follows:

                              1997           1996      1995
Computed "expected"
tax expense                   $674,155       559,172   362,677
Amortization of goodwill           703         5,253     3,994
State income taxes,
net of federal benefit          11,728        24,213    18,273
Other                           20,375        18,525     2,679
                              $706,961       607,163   387,623



     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 1, 1997 and 1996 are presented below:

                                             1997      1996
Deferred tax assets:
Accounts receivable, principally
due to allowance for
doubtful accounts                            $117,946  83,477
Expense resulting from issuance
of stock options and warrants                  33,585       -
Property and equipment,
principally due to differences in
depreciation                                      -    22,557
Total gross deferred tax assets              151,531   106,034
Less valuation allowance                          -         -
Net deferred tax assets                      151,531   106,034

Deferred tax liabilities:
Property and equipment,
principally due to differences in
depreciation                                 (2,291)        -
Other                                        (1,382)   (3,262)
Total gross deferred tax
liabilities                                  (3,673)   (3,262)
Net deferred tax asset                     $147,858    102,772




          (Continued)
PAGE

      ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

    Notes to Consolidated Financial Statements

     Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected fixture taxable income, and tax planning strategies in making this assessment. The Company expects the net deferred tax assets at December 31, 1997 to be realized as a result of future taxable income.

(7)   Stockholders' Equity

     Stock equivalents at December 31, 1997, 1996 and 1995 and changes in stock equivalents for the three-year period ended December 31, 1997 are presented below:





                    Stock Options       Stock warrants
Stock option/warrant
exercise price      $0.50     $2.00     $4.125    $1.25     $2.25
Stock options
issued and
outstanding,
December 31, 1994   400,000        -         -         -    -

Issuance of
option/warrant      100,000        -         -    50,000    -
10% stock dividend   50,000        -         -         -    -

Stock
options/warrants
issued and
outstanding,
December 31, 1995   550,000        -         -    50,000    -


Exercise of
option/warrant      (7,920)        -         -   (50,000)   -
Issuance of warrant      -         -         -    -        40,000

Stock
options/warrants
issued and
outstanding,
December 31, 1996   542,080        -         -    -        40,000

Issuance of
option/warrant           -    50,000    20,000    -         -
Exercise of
option/warrant      (6,960)        -   (20,000)   -      (44,000)
10% stock dividend  54,208    5,000          -    -        4,000

Stock options
issued and
outstanding,
December 31, 1997   589,328   55,000         -    -         -



      (Continued)
PAGE

ARROW-MAGNOLIA INTER  NATIONAL, INC. AND SUBSIDIARY

       Notes to Consolidated Financial Statements

     (a)  Stock Option Plan

          The Company has a nonqualified stock option plan (Plan) covering 600,000 shares of common stock. Participants are selected by the Company's Board of Directors from the executive officers and other key employees of the Company. The Plan provides that the option price per share and vesting period for stock options issued under the Plan are determined by the Company's Board of Directors.

          In December 1994, 400,000 stock options were granted to certain of officers of the Company at an option price of $.50 per share, the estimated fair market value of the common stock at the date of grant. These stock options were fully exercisable at the date of grant.

          In January 1995, the Plan was amended to provide for an increase in the number of shares subject to the Plan to 550,000 shares and an additional 100,000 options were granted to certain key employees. These stock options were issued at an option price of $.50 per share, the estimated fair value of the common stock at the date of grant, and vest in annual increments of 20% with the first 20% vesting occurring on the date of issuance. Total options outstanding under the Plan were increased by 50,000 options in 1995 due to a 10% stock dividend. At December 31, 1997, 14,880 of the options outstanding under the Plan had been exercised.

          In January 1997, the Company granted 50,000 stock options to an employee of the Company. These stock options were issued at an option price of $2.00 per share. The stock options were fully exercisable at the date of grant. During the fourth quarter, the Company recognized the aggregate excess of the market price over the exercise price at date of grant as expense, $ 104,500. Had the Company recognized the effect of this entry at the time of grant, previously reported unaudited net income would have been reduced to $177,212. Total options outstanding were increased to 55,000 options in 1997 due to a 10% stock dividend. At December 31, 1997, no options have been exercised.

     (b)  Stock Warrants

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

          In May 1996, the Company issued stock warrants to an additional service provider. The stock warrants were exercisable to purchase up to 40,000 shares of the Company's common stock at $2.25 per share. Total options outstanding were increased to 44,000 options in 1997 due to a 10% stock dividend. The Company is recognizing the aggregate excess of the estimated fair value over the exercise price at date of grant of $42,000 as expense over the two year term of the service agreement, which is the same life as the warrants. The Company recognized approximately $25,000 and $17,000 as compensation expense during 1997 and 1996, respectively, related to these warrants. During 1997, all of the warrants were exercised



(Continued)
PAGE

           ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

           Notes to Consolidated Financial Statements


          In May 1997, the Company issued stock warrants to a service provider. The stock options were exercisable to purchase up to 20,000 shares of the Company's common stock at $4.125 per share, the estimated fair value at date of grant. The stock options were fully exercisable at the date of the grant. During 1997, all of the stock options were exercised.

     On June 14, 1996, the Company declared a 2 for 1 stock split effected in the form of a stock dividend. As a result, all share and per share information in the accompanying consolidated financial statements has been retroactively restated to give effect to the split. In addition, effective July 1, 1997, the Company issued a 10% stock dividend on all outstanding common shares.

(8)  Stock Options

     The per share weighted-average fair value of stock options granted during 1997 and 1995 was $3.74 and $.249, respectively, on the date of grant using the Black Scholes option-pricing model. There were no stock options granted during 1996. The following weighted-average assumptions were used in the pricing model:



                              1997           1995

          Expected dividend yield       0.0%      0.0%
          Risk-free interest rate       6.7%      7.82%
          Expected life            7 years        7 years

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, has recognized no compensation expense for stock options granted at exercise prices at least equal to the market value of the Company's common stock. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                         1997      1996      1995
     Net income:
     As reported    $1,275,847     1,042,460 679,074
     Pro forma      $1,193,347     1,042,460 651,684

     Basic earnings
     per common share:
     As reported         $.49           .40       .28
     Pro forma           $.45           .40       .27

     Diluted earnings
     per common
     share:
     As reported         $.42           .36       .24
     Pro forma           $.39           .36       .23




(Continued)
PAGE

           ARROW-MAGNOLIA INTERNATIONAL, INC AND SUBSIDIARY

           Notes to Consolidated Financial Statements

     Pro forma net income reflects only options granted in 1997 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation costs is reflected over the option' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered

(9)  Quarterly Financial Data (Unaudited)

     Quarterly net income and 1997 earnings per share, retroactively restated for the adoption of SFAS No. 128 is as follows:

                                             Earnings Per share
                              Net income        Basic  Diluted

First quarter                 $159,212       $.06      $.05
Second quarter                 368,842       $.14      $.12
Third quarter                  393,656       $.15      $.13
Fourth quarter                 354,137       $.13      $.12
                            $1,275,847

      (10) Commitments and Contingencies

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.
PAGE

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of The
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                              ARROW-MAGNOLIA INTERNATIONAL, INC.



                              By: /s/ Morris Shwiff

                              Morris Shwiff, President

Dated:  March 31, 1998

     Pursuant to the requirements of The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature            Title           Date

/s/ Morris Shwiff  Director, Chairman of the     }
Morris Shwiff      Board and President            }
                   (Principal Executive Officer)   }
                                                  }
/s/ Mark I. Kenner Director and Executive         }
Mark I. Kenner     Vice President                 } March
                                                 }  31, 1998
/s/ Fred Kenner    Director, Vice President       }
Fred Kenner        Secretary and Treasurer        }
                  (Principal Financial and        }

                   Accounting Officer)            }
                                                  }
                  Director                        }
Robert D. DeRosier                                }
                                                  }
                  Director                        }
Clifton R. Duke                                   }

INDEX TO EXHIBITS


Number                                  Exhibit

                         Page

3.1  Articles of Incorporation, as amended, of  Arrow-Magnolia
International, Inc.(1).

3.2       Bylaws of Magnolia Enterprises, Inc.(2)

10.19     Arrow-Magnolia International, Inc.  Amended and
          Restated Non-Qualified Stock Option Plan.(3)

10.20     Credit Loan Agreement dated August 5,  1994 between
          Arrow-Magnolia International, Inc. and Chase
          Bank of Texas(3)

10.21     Extension and Modification Agreement dated August 18,
          1994 between Arrow-Magnolia International, Inc. and
          Chase Bank of Texas (3)

10.22     1998 Stock Option Plan(4).

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


(4)  Filed as Exhibit 10.19 to Arrow-Magnolia International, Inc.
     Form S-8 Registration Statement and incorporated herein by reference.