Form 10QSB
period 1998-03-31
ARROW MAGNOLIA INTERNATIONAL INC
filed 1998-05-11
CIK 61494

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For Quarter Ended:       March 31, 1998
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                X
                                Yes                   No

         Number of common shares outstanding as of March 31, 1998:

              Common Stock, $0.10 par value, 2,685,748 shares
PAGE

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                              March 31, 1998

                             TABLE OF CONTENTS

                      PART I. FINANCIAL INFORMATION.


Item 1.   Financial Statements                              Page

     Arrow-Magnolia International, Inc. and Subsidiary      2
     Condensed Consolidated Balance Sheets as of
     March 31, 1998 (unaudited) and December 31, 1997.

     Arrow-Magnolia International, Inc. and Subsidiary      3
     Condensed Consolidated Statements of Income for the Three Months Ended March 31, 1998 and
     1997 (unaudited).

     Arrow-Magnolia International, Inc. and Subsidiary      4
     Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1998 and
     1997 (unaudited).

     Notes to Condensed Consolidated Financial              5
     Statements (unaudited).

Item 2.   Management's Discussion and Analysis or           6
          Plan of Operation.



                       PART II.  OTHER INFORMATION.


Item 6.   Exhibits and Reports on Form 8-K
7

PAGE

             ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY
             Condensed Consolidated Balance Sheets (Unaudited)
                   March 31, 1998 and December 31, 1997

                                        March 31,    December 31,
               Assets                   1998           1997
                                        (unaudited)
Current assets:
Cash                                    $2,093,122     1,878,919
Short-term investments, at cost            300,000       300,000
Trade accounts receivable, less
 allowance for doubtful
 accounts of $162,759 in 1998 and
 $346,900 in 1997                       3,176,530      2,773,352
  Inventories                             629,986        601,157
  Deferred income taxes                    55,338        117,946
  Other assets                              2,370         26,632
     Total current assets               6,257,346      5,698,006

Property and equipment, net               711,206        738,916
Intangible assets, net                    135,800        137,318
Note receivable                            40,000         40,000
Deferred income taxes                      29,912         29,912
Other assets                                2,700          2,700
                                       $7,176,964      6,646,852

     Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of
     long-term debt                     $  66,241        101,361
  Accounts payable                        747,246        571,426
  Accrued liabilities                      86,168        216,324
  Income taxes payable                    224,826        140,281
     Total current liabilities          1,124,481      1,029,392

Note payable                              600,000        600,000
Deferred compensation                     104,500        104,500
Long-term debt, excluding current
     installments                               -              -
     Total liabilities                  1,828,981      1,733,892

Stockholders' equity:
  Preferred stock - par value $.10;
     authorized 500,000 shares;
     none issued                                -              -
  Common stock - par value $.10;
     authorized 10,000,000 shares;
     2,685,748 shares issued and
     outstanding in 1998 and
     2,681,392 shares issued and
     outstanding in 1997                  268,575        268,139
Additional paid-in capital              2,794,253      2,776,182
Accumulated earnings                    2,285,155      1,868,639
     Total stockholders' equity         5,347,983      4,912,960

Commitments

                                        $7,176,964     6,646,852

See accompanying notes to condensed consolidated financial statements.

PAGE

             ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

          Condensed Consolidated Statements of Income (Unaudited)

                Three months ended March 31, 1998 and 1997

                              1998           1997
                              (unaudited)    (unaudited)
Net sales                     3,630,199      2,771,703
Cost of sales                 1,977,760      1,521,789
     Gross profit             1,652,439      1,249,914

Selling, general and
administrative expenses       1,004,890        930,107
     Operating income           647,549        319,807

Other income (expenses):
   Interest expense             (14,523)       (16,820)
   Other income                  17,351         17,227
     Other income (expenses),
     net                          2,828            407
     Income before income taxes 650,377        320,214

Income taxes:
   Current                      171,253         169,090
   Deferred income tax expense
     (benefit)                   62,608          (8,088)
     Net income                 416,516         159,212

Earnings per common share:
   Basic                            .16            .06

   Diluted                          .14            .05

See accompanying notes to condensed consolidated financial statements.
PAGE

             ARROW-MAGNOLIA INTERNATIONAL, INC, AND SUBSIDIARY

      Condensed Consolidated Statements of Cash Flows (Unaudited)

                Three Months ended March 31, 1998 and 1997

                                   1998           1997
                                   (unaudited)    (unaudited)

Cash flows from operating
activities:
  Net income                       $416,516       159,212
  Adjustments to reconcile net
     earnings to net cash
     used in operating activities:
     Depreciation and amortization   35,518        36,637
     Deferred income taxes           62,608        (8,088)
     Provision for doubtful accounts 82,931        63,313
     Compensation expense from
     issuance of stock options
     and warrants                     7,720       104,500
     (Increase) decrease in
     operating assets:
        Receivables                (486,109)     (480,685)
        Inventories                 (28,829)      (89,762)
        Other assets                 24,262       (57,519)
     Increase (decrease) in
     operating liabilities:
        Accounts payable            175,820       192,348
        Accrued liabilities        (130,156)      (85,388)
        Income taxes payable         93,154       (20,466)
          Net cash provided by
          (used in) operating
          activities                253,435      (185,898)

Cash flows from investing activities:
   Purchase of short-term
     investments                        -         (16,051)
   Acquisition of property and
     equipment                        (6,290)     (56,793)
          Net cash used in investing
          activities                  (6,290)     (72,844)

Cash flows from financing activities:
   Repayments of note payable        (35,120)     (30,000)
   Repayments of long-term debt            -     (101,713)
   Proceeds from common stock
     issuance                          2,178      (37,121)
          Net cash used in
          financing activities       (32,942)     (67,121)

Net increase (decrease) in cash      214,203      (325,863)
Cash at beginning of period        1,878,919      1,755,000
Cash at end of period             $2,093,122      1,429,137

See accompanying notes to condensed consolidated financial statements.
PAGE

ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements
(Unaudited)

              March 31, 1998 and 1997

(1) Basis of Presentation

The March 31, 1998 and 1997 condensed consolidated financial statements (unaudited) include the accounts of Arrow-Magnolia International, Inc., and its Chemco Chemical Company Division, and its wholly-owned subsidiary, Bio/Dyne Chemical Company, an inactive corporation. All significant intercompany balances and transactions have been eliminated.

The quarterly financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain items in the 1997 condensed consolidated financial statements have been adjusted to reflect the actual timing of certain transactions as described in the Company's December 31, 1997 annual report on Form 10-KSB.

(2) Earnings Per Share

 The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, during 1997 and retroactively restated all per share amounts. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income (available to common shareholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

(3)  Newly Adopted Accounting Pronouncements

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity and bypass net income. The adoption of Statement 130 did not have a material impact on the Company's financial condition or results of operations.
PAGE

Item 2.   Management's Discussion and Analysis or Plan of
          Operation.

Material Changes in Financial Condition.

     The Company's working capital (total current assets less total current liabilities), which was $4,668,614 as of December 31, 1997, increased to $5,132,865 as of March 31, 1998. The increase in working capital was primarily the result of growth in cash and trade accounts receivable as a result of improved sales in the quarter, partially offset by increased accounts payable incurred in connection with increased sales and income taxes payable resulting from improved profitability.

     The Company's cash flow from operations for the quarter provided $253,435 as funds generated from earnings and management of accounts payable exceeded cash used to support additional growth, primarily to fund increased accounts receivable, and to reduce accrued liabilities. Funds were also utilized to acquire property and equipment and to reduce debt. The resulting increase in cash for the quarter was $214,203.

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

Material Changes in Results of Operations

     Net sales for the quarter ended March 31, 1998 increased from $2,771,703 to $3,630,198, or 31.0%, from the same period of the previous year. This increase is primarily attributable to the extension of sales coverage through the addition of sales personnel under an ongoing hiring program which included the acquisition of Darsan, Inc. and Southwest Supply & Environmental in May 1997.

     Cost of sales as a percentage of net sales remained steady at 54.5% of net sales for the quarter ended March 31, 1998 as compared to 54.9% of net sales for the same period of 1997. As a result, gross profit increased by 32.2% from $1,249,914 to $1,652,439 for the quarter ended March 31, 1998 versus the comparable quarter of fiscal 1997. The first quarter of 1997 also included a nonrecurring charge of $100,000 as the result of issuing options to a key employee.

     Selling, general and administrative expenses increased by 8.0% for the comparable quarters. This increase reflects costs associated with adding the sales force of Darsan/Southwest and extending the Company's existing sales force coverage.

     As a result of these factors, net earnings before income taxes increased to $650,377 from $320,214 for the corresponding quarters of 1998 and 1997. Similarly, net earnings increased dramatically for the comparable quarters, from $159,212 to $416,516 or 161.6%.
PAGE

                        Part II.  OTHER INFORMATION


Item 6.   Exhibits and Reports.

     (a)  None

PAGE

                                 SIGNATURE

Pursuant to the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ARROW-MAGNOLIA INTERNATIONAL,
                                   INC.



Date:  May 8, 1998                 By:  /s/ Morris Shwiff
                                        Morris Shwiff, President
                                        and Principal Executive
                                        Officer




Date:   May 8, 1998                By:  /s/ Fred Kenner
                                       Fred Kenner, Vice
                                      President,
                                       Secretary and Treasurer;
                                      the Principal
                                       Financial and
                                       Accounting Officer