Form 10QSB
period 1998-06-30
ARROW MAGNOLIA INTERNATIONAL INC
filed 1998-08-14
CIK 61494

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For Quarter Ended:       June 30, 1998
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

                                X
                                Yes                   No

         Number of common shares outstanding as of June 30, 1998:

              Common Stock, $0.10 par value, 2,689,757 shares
PAGE

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                               June 30, 1998

                             TABLE OF CONTENTS

                      PART I. FINANCIAL INFORMATION.


Item 1.   Financial Statements                              Page

     Arrow-Magnolia International, Inc. and Subsidiary      2
     Condensed Consolidated Balance Sheets as of
     June 30, 1998 (unaudited) and December 31, 1997.

     Arrow-Magnolia International, Inc. and Subsidiary      3
     Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 1998 and
     1997 (unaudited).

     Arrow-Magnolia International, Inc. and Subsidiary      4
     Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998 and
     1997 (unaudited).

     Notes to Condensed Consolidated Financial              5
     Statements (unaudited).

Item 2.   Management's Discussion and Analysis or           7
          Plan of Operation.



                       PART II.  OTHER INFORMATION.

Item 4.   Submission of Matters to a Vote of
          Security Holders                                  9


Item 6.   Exhibits and Reports on Form 8-K                  9
PAGE

             ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY
                  Condensed Consolidated Balance Sheets
                    June 30, 1998 and December 31, 1997

                                          June 30,   December 31,
            Assets                        1998        1997
                                                      (unaudited)
Current assets:
  Cash                                  $2,178,887     1,878,919
  Short-term investments                   300,000       300,000
  Trade accounts receivable, less
     allowance for doubtful
     accounts of $288,900 in 1998
     and $346,900 in 1997                3,317,316     2,773,352
  Inventories                              680,856       601,157
   Deferred income taxes                    98,225       117,946
   Other assets                             19,924        26,632
                                         ---------     ---------
     Total current assets                6,595,208     5,698,006

Property and equipment, net                755,356       738,916
Intangible assets, net                     134,283       137,318
Note receivable                             40,000        40,000
Deferred income taxes                       29,912        29,912
Other assets                                 2,700         2,700
                                         ---------     ---------
                                        $7,557,459     6,646,852
                                         =========     =========
      Liabilities and Stockholders' Equity

Current liabilities:
  Note payable                          $  600,000             -
  Current installments of long-term debt    32,121       101,361
  Accounts payable                         691,085       571,426
  Accrued liabilities                      191,401       216,324
  Income taxes payable                     141,974       140,281
                                         ---------     ---------
     Total current liabilities           1,656,581     1,029,392

Note payable                                     -       600,000
Deferred compensation                      104,500       104,500
                                         ---------     ---------
     Total liabilities                   1,761,081     1,733,892
                                         ---------     ---------
Stockholders' equity:
  Preferred stock - par value $.10;
  authorized 500,000
  shares; none issued                            -             -
 Common stock - par value $.10;
  authorized 10,000,000
  shares; 2,689,757 shares issued
  and outstanding in 1998
  and 2,681,392 shares issued and
  outstanding in 1997                     268,976        268,139
Additional paid-in capital              2,823,419      2,776,182
Retained earnings                         955,639      1,868,639
Stock dividend to be issued (note 4)    1,748,344              -
                                        ---------      ---------
     Total stockholders' equity         5,796,378      4,912,960
                                        ---------      ---------
Commitments
                                        $7,557,459     6,646,852
                                        ==========     =========

See accompanying notes to unaudited condensed consolidated financial statements.
PAGE

               ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

                  Condensed Consolidated Statements of Income

               Six and three months ended June 30, 1998 and 1997

            Six months ended June 30   Three months ended June 30
                    1998           1997      1998      1997
               (unaudited)    (unaudited) (unaudited) (unaudited)

Net sales           $7,429,538     6,085,891 3,799,339 3,314,188
Cost of sales        4,045,868     3,375,275 2,068,108 1,853,486
                     ---------     --------- --------- ---------
     Gross profit    3,383,670     2,710,616 1,731,231 1,460,702

General and
administrative
expenses             2,108,447     1,801,969 1,103,557   871,862
                     ---------     --------- ---------   -------
    Operating income 1,275,223       908,647   627,674   588,840
                     ---------     --------- ---------   -------
Other income (expenses):
   Interest expense    (28,547)      (33,673)  (14,024)  (16,853)
   Other income         52,554        35,167    35,203    17,940
                       -------       --------  --------  --------
     Other income
     (expenses), net    24,007         1,494    21,179     1,087
                        ------        ------   -------    ------
     Income before
     income taxes    1,299,230       910,141   648,853   589,927

Income taxes:
  Current              444,165       404,321   272,912   235,231
  Deferred income
  tax expense
 (benefit)              19,721       (22,234)  (42,887)  (14,146)
                      --------       --------  --------  --------
     Net income       $835,344       528,054   418,828   368,842
                      ========       =======   =======   =======
Earnings per common share:
   Basic               $   .28           .18       .14       .13
                      ========       =======    ======    ======
   Diluted            $    .25           .16       .12       .11
                      ========       =======    ======    ======
Weighted average common
shares outstanding:
   Basic             2,954,666     2,871,475 2,956,060 2,871,475
                     =========     ========= ========= =========
   Diluted           3,373,624     3,298,838 3,376,341 3,299,928
                     =========     ========= ========= =========

See accompanying notes to unaudited condensed consolidated financial statements.
PAGE

               ARROW-MAGNOLIA INTERNATIONAL, INC, AND SUBSIDIARY

                Condensed Consolidated Statements of Cash Flows

                    Six months ended June 30, 1998 and 1997

                                        1998           1997
                                        (unaudited)   (unaudited)
Cash flows from operating activities:
   Net income                           $835,344       528,054
   Adjustments to reconcile net income
    to net cash used in operating
    activities:
      Depreciation and amortization       71,035        73,274
      Deferred income tax expense
       (benefit)                          19,721       (22,234)
      Provision for doubtful accounts    244,796        65,395
      Compensation expense from issuance
       of common stock, stock
       options and warrants               36,886       104,500
      Change in operating assets and
        liabilities:
          Receivables                   (788,760)   (1,057,178)
          Inventories                    (79,699)     (104,554)
          Other assets                      6,708       (95,394)
          Accounts payable                119,659        294,790
          Accrued liabilities            (24,923)       (42,178)
          Income taxes payable            10,302        (73,625)
                                        ---------     ----------
               Net cash provided by
               (used in) operating
               activities                451,069       (329,150)
                                        --------      ----------
Cash flows from investing activities:
  Purchase of short-term investments    (200,000)             -
  Proceeds from maturity of short-term
    investments                          200,000              -
  Acquisition of property and equipment  (84,440)       (99,182)
                                        ---------      ---------
               Net cash used in
               investing activities      (84,440)       (99,182)
                                        ---------      ---------
Cash flows from financing activities:
  Repayments of note payable                   -        (50,000)
  Proceeds from common stock issuance      2,579              -
  Repayments of long-term debt           (69,240)       (58,240)
                                        ---------      ---------
               Net cash used in
               financing activities      (66,661)      (108,240)
                                        ---------      ---------
Net decrease in cash                     299,968       (536,572)
Cash at beginning of period            1,878,919       1,755,000
                                       ---------       ---------
Cash at end of period                 $2,178,887       1,218,428
                                       =========       =========

See accompanying notes to unaudited condensed consolidated financial statements.
PAGE

            ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

 Notes to Unaudited Condensed Consolidated Financial Statements

                             June 30, 1998

(1)  Basis of Presentation

The June 30, 1998 condensed consolidated financial statements
(unaudited) include the accounts of Arrow-Magnolia International, Inc., and its Chemco Chemical Company Division, and its wholly-owned subsidiary, Bio/Dyne Chemical Company, an inactive corporation. All significant intercompany balances and transactions have been eliminated.

The quarterly financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period and may not be indicative of results for the full year. Certain items in the 1997 condensed consolidated financial statements have been adjusted to reflect the actual timing of certain transactions as described in the Company's December 31, 1997 annual report on Form 10-KSB.


(2)  Earnings Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, during 1997 and retroactively restated all per share amounts. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income (available to common shareholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Both basic and diluted EPS have been restated for all periods presented for the effects of the common stock dividend as discussed in note 4.


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

(4)  Stock Dividend to be Issued

On May 21, 1998, the Company declared a 10% common stock dividend for shareholders of record as of July 14, 1998. The declarations for the post-balance sheet issuance of common stock under the stock dividend has been deducted from retained earnings and reflected in the Company's unaudited June 30, 1998 condensed consolidated balance sheet as a separate component of stockholders' equity. On July 14, 1998, $26,898 and $1,721,446 was transferred from the stock dividend to be issued account to common stock and additional paid-in capital, respectively.
PAGE

Item 2.   Management's Discussion and Analysis or Plan of
Operation.

Material Changes in Financial Condition.

The Company's working capital (total current assets less total current liabilities), which was $4,668,614 as of December 31,
1997, increased to $4,938,627 as of June 30, 1998.   The
increase in working capital was primarily the result of growth in cash and trade accounts receivable as a result of improved sales in the quarter, largely offset by increased accounts payable incurred in connection with increased sales and reclassification of the Company's debt to its secured lender to current liabilities because its due date of May 1, 1999 is within one year of the quarter end.

The Company's cash flow from operations for the quarter provided $451,069 as funds generated from earnings and management of accounts payable exceeded cash used to support additional growth, primarily to fund increased accounts receivable and inventory. Funds were also utilized to acquire property and equipment and to reduce debt. The resulting increase in cash for the quarter was $299,968.

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

Material Changes in Results of Operations

Net sales for the six months ended June 30, 1998 increased to $7,429,538 from $6,085,891, or 22.1%, from the same period of
1997 and to $3,799,339 from $3,314,188, or 14.6%, in the second quarter of 1998 as compared to the corresponding period of 1997. These increases are primarily attributable to the extension of sales coverage through the addition of sales personnel under an ongoing hiring program which included the acquisition of Darsan, Inc. and Southwest Supply & Environmental in May 1997.

Cost of sales as a percentage of net sales improved modestly to 54.6% of net sales for the six months ended June 30, 1998 as compared to 55.5% of net sales for the same period of 1997. For the second quarters of 1998 and 1997, cost of goods sold was 54.4% and 55.9%, respectively. Cost of goods sold has improved as a result of better absorption of fixed costs through the Company's larger volume of sales.

As a result, gross profit increased by 28.4% to $3,383,670 from $2,710,616 for the six months ended June 30, 1998 versus the comparable period of fiscal 1997 and by 18.5% to $1,731,231 from $1,460,702 for the second quarters of 1998 and 1997, respectively.

General and administrative expenses increased by 26.6% and 17.0% for the comparable three month and six month periods, respectively. This increase reflects expenses associated with supporting the Company's growing sales organization.

As a result of these factors, net income increased dramatically for the comparable six months periods to $835,344 from $528,054, or 58.2%, and for the comparable second quarters of 1998 and 1997 to $418,828 from $368,842, or 13.6%.

Year 2000 Issue

In 1996, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. During 1997, the Company began the conversion of its computer systems. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company is expending all costs associated with these systems as the costs are incurred. The Company does not expect to incur any material costs during the conversion of its computer system.
PAGE

                        Part II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of Arrow-Magnolia
International, Inc. was held on May 21, 1998, at which time the shareholders were asked to vote upon election of Directors and approval of the declaration of a 10% stock dividend.

All nominees identified in the Company's proxy materials were elected. The votes in such election were tabulated as follows:

     Nominees                 For            Against

     Morris Shwiff            2,350,554      1,421
     Mark Kenner              2,351,754        221
     Fred Kenner              2,351,854        121
     Robert D. DeRosier       2,351,854        121
     Clifton R. Duke          2,351,754        221

The votes to approve the dividend were tabulated as follows:

     For            Against   Abstain   Broker's Non Vote

     2,348,775      500       0         2,700

Therefore, as contemplated, a 10% stock dividend was distributed on August 1, 1998 to shareholders of record as of July 15, 1998.


Item 6.   Exhibits and Reports.

     (a)  None

PAGE

                                 SIGNATURE

Pursuant to the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ARROW-MAGNOLIA INTERNATIONAL,
                                   INC.



Date:  August 14, 1998           By:   /s/ Morris Shwiff
                                        Morris Shwiff, President
                                        and Principal Executive
                                        Officer




Date:   August 14, 1998           By:  /s/ Fred Kenner
                                        Fred Kenner, Vice
                                        President,
                                        Secretary and Treasurer;
                                        the Principal Financial
                                        and Accounting Officer