Form 10QSB
period 1998-09-30
ARROW MAGNOLIA INTERNATIONAL INC
filed 1998-11-13
CIK 61494

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For Quarter Ended:       September 30, 1998
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

                                 X
                                Yes                   No

 Number of common shares outstanding as of September 30, 1998:

          Common Stock, $0.10 par value, 2,956,443 shares
PAGE

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                            September 30, 1998

                             TABLE OF CONTENTS

                      PART I. FINANCIAL INFORMATION.


Item 1.   Financial Statements                              Page

     Arrow-Magnolia International, Inc. and Subsidiary      2
     Condensed Consolidated Balance Sheets as of
     September 30, 1998 (unaudited) and December 31, 1997.

     Arrow-Magnolia International, Inc. and Subsidiary      3
     Condensed Consolidated Statements of Earnings for the Three and Nine Months Ended September 30, 1998 and 1997 (unaudited).

     Arrow-Magnolia International, Inc. and Subsidiary      4
     Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1998 and
     1997 (unaudited).

     Notes to Condensed Consolidated Financial              5
     Statements (unaudited).

Item 2.   Management's Discussion and Analysis or           6
          Plan of Operation.



                       PART II.  OTHER INFORMATION.


Item 6.   Exhibits and Reports on Form 8-K                  7

PAGE

             ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY
                  Condensed Consolidated Balance Sheets
                 September 30, 1998 and December 31, 1997

                                          Sept. 30,     Dec. 31,
            Assets                        1998          1997
                                          (unaudited)
Current assets:
  Cash                                  $2,815,238     1,878,919

  Short-term investments                   300,000       300,000

  Trade accounts receivable, less
     allowance for doubtful
     accounts of $354,613 in 1998
     and $346,900 in 1997                2,832,768     2,773,352

  Inventories                              701,293       601,157

  Deferred income taxes                    103,568       117,946
  Other assets                              27,585        26,632
                                        ----------     ---------
     Total current assets                6,780,452     5,698,006

Property and equipment, net                775,789       738,916
Intangible assets, net                     132,765       137,318
Note receivable                             40,000        40,000
Deferred income taxes                       29,912        29,912
Other assets                                 2,700         2,700
                                         ---------     ---------
                                        $7,761,618     6,646,852
                                        ==========     =========
Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt         -       101,361
  Accounts payable                         683,359       571,426
  Accrued liabilities                      228,270       216,324
  Income taxes payable                     101,233       140,281
                                         ---------      --------
 Total current liabilities               1,012,862     1,029,392

Note payable                               600,000       600,000
Deferred compensation                      104,500       104,500
                                         ---------      ---------
     Total liabilities                   1,717,362     1,733,892
                                         ---------     ----------
Stockholders' equity:
  Preferred stock - par value $.10;
     authorized 500,000 shares;
     none issued                                -              -
Common stock - par value $.10;
     authorized 10,000,000 shares;
     2,958,733 shares issued and
     2,956,443 shares outstanding in 1998
     and 2,681,392 shares issued and
     outstanding in 1997                   295,874       268,139
Additional paid-in capital               4,544,866     2,776,182
Retained earnings                        1,214,717     1,868,639
Treasury stock, at cost;
2,290 shares in 1998                       (11,201)            -
                                        ----------     ---------
Total stockholders' equity               6,044,256     4,912,960
Commitments
                                        ----------     ---------
                                        $7,761,618     6,646,852
                                        ==========     =========

See accompanying notes to unaudited condensed consolidated financial statements.
PAGE

              ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Income

        Nine and three months ended September 30, 1998 and 1997

                    Nine months ended        Three months ended
                    Sept. 30                 Sept. 30
                    ---------------------    --------------------
                        1998         1997    1998            1997
                    ----------     --------- --------- ----------
                  (unaudited)   (unaudited)(unaudited)(unaudited)
Net sales           $10,879,241    9,667,064 3,449,703 3,581,173
Cost of sales         6,059,912    5,435,481 2,014,044 2,060,206
                     ----------    --------- --------- ---------
     Gross profit     4,819,329    4,231,583 1,435,659 1,520,967

General and
administrative
expenses              3,166,287    2,694,766 1,057,840   892,797
                     ----------    --------- --------- ---------
     Operating
     income           1,653,042    1,536,817   377,819   628,797
                     ----------    --------- --------- ---------

Other income (expenses):
   Interest expense     (39,900)     (49,743)  (11,353)  (16,070)

   Other income          72,636       51,989    20,082    16,822
                         ------    --------- --------- ---------

Other income (expenses),
       net               32,736        2,246     8,729       752
                         ------    --------- --------- ---------
Income before income
       taxes          1,685,778    1,539,063   386,548   628,922

Income tax and expense
(benefit):
  Current               576,978      659,101   132,814   254,781
  Deferred               14,378      (41,748)   (5,344)  (19,515)
                     ----------    --------- --------- --------
Net income           $1,094,422      921,710   259,078   393,656
                      =========    ========= ========= =========

Earnings per common
share:
   Basic              $     .37          .32       .09       .14
                         =====          ===       ====      ====
   Diluted             $    .32          .28       .08       .12
                         =====          ===       ====      ====
Weighted average common
shares outstanding:
   Basic              2,955,663    2,877,794 2,958,470 2,875,477
                    ===========    ========= ========= =========
   Diluted            3,372,446    3,301,746 3,369,554 3,306,014
                     ==========    ========= ========= =========

See accompanying notes to unaudited condensed consolidated financial statements.
PAGE

               ARROW-MAGNOLIA INTERNATIONAL, INC, AND SUBSIDIARY

                Condensed Consolidated Statements of Cash Flows

                 Nine months ended September 30, 1998 and 1997

                                  (Unaudited)

                                        1998           1997
                                        ----           ----


Cash flows from operating activities:
 Net income                             $1,094,422     921,710
Adjustments to reconcile net income
   to net cash used in
   operating activities:
     Depreciation and amortization         116,553     105,800
     Deferred income tax expense (benefit)  14,378     (41,748)
     Compensation expense from issuance of
       common stock, stock options and
       warrants                             36,886     104,500
     Change in operating assets and
     liabilities:
       Receivables                         (59,416) (1,254,532)
       Inventories                        (100,136)   (143,686)
       Other assets                           (953)   (120,010)
       Accounts payable                    111,933     311,938
       Accrued liabilities                  11,946       9,219
       Income taxes payable                (30,439)     28,844
                                        ----------     -------

          Net cash provided by (used in)
          operating activities           1,195,174     (77,965)
                                        ----------     -------
Cash flows from investing activities:
  Purchase of short-term investments      (100,000)          -
Proceeds from maturity of short-term
    investments                            100,000           -
Acquisition of property and equipment     (148,872)   (107,882)
                                        ----------     -------
          Net cash used in investing
          activities                      (148,872)   (107,882)
                                        ----------     -------

Cash flows from financing activities:
  Repayments of note payable                     -     (50,000)
Proceeds from common stock issuance          2,579       3,480
Repayments of long-term debt              (101,361)    (93,362)
Payments to acquire treasury stock         (11,201)          -
                                        ----------     -------


          Net cash used in financing
          activities                      (109,983)   (139,882)
                                        ----------     -------
Net increase (decrease) in cash            936,319    (325,729)
Cash at beginning of period              1,878,919   1,755,000
                                        ----------   ---------
 Cash at end of period                  $2,815,238   1,429,271
                                        ==========   =========

See accompanying notes to unaudited condensed consolidated financial statements.
PAGE

              ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

                             September 30, 1998

(1)  Basis of Presentation

     The September 30, 1998 condensed consolidated financial statements (unaudited) include the accounts of Arrow-Magnolia International, Inc., and its Chemco Chemical Company Division, and its wholly-owned subsidiary, Bio/Dyne Chemical Company, an inactive corporation. All significant intercompany balances and transactions have been eliminated.

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


(2)  Earnings Per Share

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, during 1997 and retroactively restated all per share amounts. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic
EPS is calculated by dividing net income (available to common shareholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. On May 21, 1998, the Company declared a 10% common stock dividend for shareholders of record as of July 14, 1998. Both basic and diluted EPS have been restated for all periods presented for the effects of the common stock dividend.


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

     The Company is assessing the reporting and disclosure requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires a public business enterprise report financial and descriptive information about its reportable operating segments. The statement is effective for financial statements for periods beginning after December 15, 1997, but is not required for interim financial statements in the initial year of its application. The Company will adopt the provisions of SFAS No. 131 in its December 31, 1998 consolidated financial statements.

PAGE

Item 2.   Management's Discussion and Analysis or Plan of
Operation.

Material Changes in Financial Condition.

     The Company's working capital (total current assets less total current liabilities), which was $4,668,614 as of December 31, 1997, increased to $5,767,590 as of September 30, 1998.
The increase in working capital was primarily the result of growth in cash as a result of the Company's profitability for the year to date.

     The Company's cash flow from operations for the 1998 fiscal year to date provided $1,195,174 as funds generated from earnings and management of accounts payable exceeded cash used to support additional growth, primarily to fund increased accounts receivable and inventory. Funds were also utilized to acquire property and equipment ($148,872) and to reduce debt ($101,361). The resulting increase in cash for the 1998 fiscal year to date was $936,319.

     Currently, the Company has determined to construct an additional 30,000 square feet of warehouse space to its existing facilities and should have more than adequate funds on hand to complete this addition. The Company believes that its present financing is also otherwise adequate for its capital needs for the foreseeable future.

Material Changes in Results of Operations

     Net sales for the nine months ended September 30, 1998 increased to $10,879,241 from $9,667,064 or 12.5%, from the same period of 1997, but decreased slightly to $3,449,703 from $3,581,173, or 3.7%, in the third quarter of 1998 as compared to the corresponding period of 1997. The decrease in sales for the third quarter is the result of a realignment of the sales force resulting from the Company's efforts to identify and replace representatives performing below the Company's expectations as part of the overall program to improve sales coverage. The increases for the year to date are primarily attributable to the extension of sales coverage through the addition of sales personnel under an ongoing hiring program.

     Cost of sales as a percentage of net sales improved modestly to 55.7% of net sales for the nine months ended September 30, 1998 as compared to 56.2% of net sales for the same period of 1997. For the third quarters of 1998 and 1997, cost of goods sold was 58.4% and 57.5%, respectively. Cost of goods sold improved for the year to date as a result of better absorption of fixed costs through the Company's larger volume of sales, but slid slightly during the third quarter as a result of the slight decrease in sales.

     As a result, gross profit increased by 13.9% to $4,819,329 from $4,231,583 for the nine months ended September 30, 1998 versus the comparable period of fiscal 1997, but decreased by 5.6% to $1,435,659 from $1,520,967 for the third quarters of 1998 and 1997, respectively.

     General and administrative expenses increased by 17.5% and 18.5% for the comparable three month and nine month periods, respectively. This increase reflects expenses associated with supporting the Company's growing sales organization and costs associated with completion of installation of a new computer system.

     As a result of these factors, net income increased dramatically for the comparable nine months periods to $1,094,422 from $921,710, or 18.7%, but decreased to $259,078 from $393,656, or 34.2% for the comparable third quarters of 1998 and 1997.

Year 2000 Issue

     In 1996, the Company developed a plan to deal with the Year
2000 problem and began converting its computer systems to be Year
2000 compliant. During 1998, the Company completed the conversion of its computer systems.

     The nature of the Company's business is such that the business risks associated with the Year 2000 can be reduced by working closely with and assessing the vendors supplying the Company's raw materials and with the Company's customers to ensure that they are aware of the Year 2000 business risks and are appropriately assessing and addressing them.

     Because third party failures could have a material impact on the Company's ability to conduct business, questionnaires will be sent to the Company's vendors to obtain reasonable assurance that plans are being developed to address the Year 2000 issue. The return questionnaires will be assessed by the Company, and categorized based upon readiness for the Year 2000 issues and prioritized in order of significance to the business of the Company. To the extent that vendors do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans will be developed to obtain qualified replacement vendors by March 1, 1999.

     The Company does not believe the costs related to the Year 2000 compliance project will be material to its financial position or results of operations. However, the cost of the project is based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and other factors. Unanticipated failures by critical vendors could have a material adverse effect on the cost of the project and its completion date.


                        Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports.

     (a)  None.



PAGE

                                 SIGNATURE

Pursuant to the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ARROW-MAGNOLIA INTERNATIONAL,
                                   INC.



Date:  November 13, 1998           By:  /s/ Morris Shwiff
                                    ----------------------
                                     Morris Shwiff, President
                                     and Principal Executive
                                     Officer




Date:   November 13, 1998          By:  /s/ Fred Kenner
                                     --------------------
                                      Fred Kenner, Vice
                                     President, Secretary and
                                     Treasurer; the
                                      Principal Financial and
                                      Accounting Officer