Form 10KSB
period 1998-12-31
ARROW MAGNOLIA INTERNATIONAL INC
filed 1999-04-01
CIK 61494

CONFORMED COPY


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               Form 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998
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

       Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
               Yes  ( X)    No (    )

       Check if no disclosure of delinquent filers pursuant to
Item 5 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of
this Form 10-KSB.   (  )

       Issuer's revenues for the fiscal year ended December 31, 1998 were: $13,769,007

       The aggregate market value of the registrant's voting stock held by non-affiliates as of December 31, 1998 was:
$5,529,120 (* see note on index page).

       The number of shares outstanding of each class of
registrant's common stock as of December 31, 1998 was:  Common
Stock, par value $0.10 per share, 2,945,490 shares.
      ___________________
                   Documents Incorporated by Reference

            Portions of the registrant's definitive proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held on May 27, 1999 are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format: Yes      No X
                                                           ---

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                       ANNUAL REPORT ON FORM 10-KSB
                                   INDEX

Securities and Exchange Commission
Item Number and Description                                  Page
-----------------------------------                         -----

                                  PART I

Item 1.   Description of Business ......................    1
Item 2.   Description of Property ......................    2
Item 3.   Legal Proceedings ............................      2
Item 4.   Submission of Matters to a Vote of
          Security-Holders ............................       3


                                  PART II

Item 5.   Market for Common Equity and Related Stockholder
          Matters .....................................     3
Item 6.   Management's Discussion and Analysis or Plan of
          Operation ...................................     4
Item 7.   Financial Statements ........................     6
Item 8.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure .........     6


                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
          of the Exchange Act .........................     6
Item 10.  Executive Compensation ......................     6
Item 11.  Security Ownership of Certain Beneficial
          Owners and Management .......................     6
Item 12.  Certain Relationships and Related Transactions    6
Item 13.  Exhibits and Reports on Form 8-K .............    7

SIGNATURES .............................................

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES    F-1

* The figure indicated on the cover page as to the aggregate market value of shares of issuer's voting stock held by nonaffiliates, as such figure relates to shares held by affiliates, represents the issuer's best good faith estimate for purposes of this annual report on Form 10-KSB and for no other purpose. The aggregate market value indicated is based upon the last sales price of the issuer's common stock as reported by the NASDAQ SmallCap Market as of December 31, 1998. See "Market for Common Equity and Related Stockholder Matters."

                     ARROW-MAGNOLIA INTERNATIONAL, INC.
                         Form 10-KSB Annual Report
                         For the Fiscal Year Ended
                             December 31, 1998

                                  PART I

ITEM 1. DESCRIPTION OF BUSINESS.

       Arrow-Magnolia International, Inc., a Texas corporation
(the "Company" or "Arrow-Magnolia"), was incorporated in the State of Texas in 1937.

       The Company's business consists primarily of the manufacture and distribution of approximately 400 specialty chemical products for use in cleaning and maintaining equipment and general maintenance and sanitation. The Company's manufacturing operations blend, to the Company's specifications and according to the Company's procedures, a variety of chemicals to create the Company's products. The Company packages products that it blends or manufactures and, in addition, purchases products that have been blended or manufactured and then packaged under the Company's private labels by third parties. The Company also distributes certain nonchemical products, such as paper and other janitorial supplies, related to its chemical products. The Company's products, including its nonchemical products, are marketed throughout the United States, Canada and other countries to a variety of consumers. No single customer accounted for as much as 10% of its total net sales during 1998, 1997 or 1996.

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

       The Company currently manufactures certain of its products in order to give the Company greater control over its inventory in terms of quality and availability of goods. Cost savings are also effected through elimination of outside vendor overhead and profit and through reductions in the cost of carrying finished goods inventory versus raw materials. Currently the Company manufactures approximately 60% of its products (measured by 1998 sales expressed in dollars). The raw materials necessary for manufacture of the Company's products and the finished products resold by the Company are readily available from numerous sources and the Company is not dependent on any particular supplier for these items.

       The Company markets its products primarily through its own sales personnel (9 persons), independent contractors (90 persons) and distributors (12 companies). In addition, the Company exhibits its products at national and international trade shows. The Company attends, on a regular basis, major trade shows annually. The Company has no material backlog of orders for its products.

      The Company does not incur any material costs in complying with applicable environmental laws.

Competition
-----------

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

Employees
---------

       As of December 31, 1998, the Company employed thirty-five
(35) full-time employees, including its warehouse personnel and administrative, accounting, clerical and sales personnel. In addition, the Company retained the services as independent contractors of ninety (90) sales representatives. None of the Company's employees are covered by union contracts, and the Company considers its relationship with its employees to be excellent.


ITEM 2.   DESCRIPTION OF PROPERTY.

       The principal executive and warehouse facilities of the Company are located in a steel, glass, brick and concrete building owned by the Company at 2646 Rodney Lane, Dallas, Texas. These facilities occupy approximately 40,000 square feet of floor space, of which 33,000 square feet are devoted to warehousing and shipping and manufacturing, and 7,000 square feet to administrative and executive offices. The Company is building an additional 30,000 square feet of warehouse space onto its existing facilities.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

       No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1998, to a vote of the Company's security holders, through solicitation of proxies or otherwise.

                         PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

       The Company's common stock is included for quotation on the NASDAQ SmallCap Market tier of the NASDAQ Stock Market under the trading symbol "ARWM". The following table sets forth the high and low sales prices in the common stock during the last eight quarters reported in that market as adjusted for 10% stock dividends which became effective July 14, 1998 and July 15, 1997, respectively:


Fiscal 1998                        High           Low
-------------                      ----           ----
Fourth Quarter                     $5.25          $4.00
Third Quarter                       6.36           4.25
Second Quarter                      7.05           5.23
First Quarter                       6.31           5.00

Fiscal 1997
-----------
Fourth Quarter                     $7.50          $4.77
Third Quarter                       5.34           3.15
Second Quarer                       3.72           3.05
First Quarter                       3.82           2.98



     The approximate number of record holders of the Company's
Common Stock as of December 31, 1998, was 350.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.

       The following table sets forth for the periods indicated the relative percentages which certain items included in the consolidated statements of income bear to net sales and the percentage changes of such items as compared to the indicated prior period:


                                                  Increase
                                                  (Decrease)
                                                  From Prior
                                                  Period
                                                  Years Ended
                                                  -------------
                    Percentage of Net Sales       1998      1997
                    Years Ended December 31       vs.       vs.
                    ------------------------      1997      1996
                    1998      1997      1996      ----      -----
                    ----      ----      ----

Net sales           100.0%    100.0%    100.0%     8.0%     24.0%
Cost of sales        56.1%     56.4%     57.5%     7.3%     21.6%
Gross profit         43.9%     43.6%     42.5%     8.9%     27.3%
General and
 administrative
 expenses            30.5%     28.0%     26.2%    17.6%     32.8%
Income before other
 income (expense)    13.4%     15.5%     16.3     (6.7)%    18.4%
Income before income
  taxes              13.6%     15.6%     16.0%    (5.2)%    20.2%
Net income            8.8%     10.0%     10.1%    (5.4)%    22.4%


Comparison of Annual Results.
-----------------------------
       Net sales for fiscal year 1998 increased 8.0% to $13,769,007 from $12,748,100 versus fiscal year 1997 after increasing 24.0% from fiscal 1996 to fiscal 1997. Cost of sales as a percentage of net sales decreased to 56.1% in fiscal 1998 from 56.4% in fiscal 1997 and 57.5% in fiscal 1996. The increase in sales from 1997 to 1998 is primarily attributable to the extension of sales coverage through the addition of sales personnel under an ongoing hiring program. As a result of increased sales, which resulted in better absorption of fixed costs, gross profit increased by 8.9% from $5,555,193 to $6,050,299 for fiscal 1998 versus fiscal 1997, after increasing by 27.3% from fiscal 1996 to fiscal 1997. For the 1998 fiscal year, the gross profit margin reached a record 43.9% net sales, as compared to 43.6% from 1997 and 42.5% for 1996.

       General and administrative expenses rose to 30.5% of net sales in fiscal 1998 primarily as the result of expenses associated with hiring additional sales personnel, such as increased travel expense, and increased bad debt expense. Bad debt increased from 2.2% of net sales in 1997 to 4.0% of net sales in 1998. General and administrative expenses also increased as a percentage of net sales to 28.0% in fiscal 1997 from 26.2% in fiscal 1996. In addition to hiring additional sales personnel, during fiscal 1997 the Company expensed non-recurring expenses of $75,000 incurred in modifying its computer systems to be Year 2000 compliant and charged $129,500 in compensation expense as the result of issuing options and warrants to a key employee and a service provider.
Such compensation expense is based upon the difference between the exercise price and the granted market price of the common stock on the date the option was issued, and no additional charges will be accrued as a result of such options.

       Other income generated $31,958 in income during fiscal
1998, primarily as the result of interest earned on excess cash in excess of interest paid.

       As a result of these factors, for the fiscal year ended
December 31, 1998, net income was $1,207,280 versus $1,275,847 for fiscal 1997. These results compare favorably to net earnings for 1996 of $1,042,460.


Liquidity and Capital Resources.
-------------------------------

       The Company's working capital (total current assets less total current liabilities), which was $4,668,614 as of December 31, 1997, improved during 1998 to $5,208,449 as of December 31, 1998. The Company's current assets increased as the Company's cash increased due to continuing profitability. Current liabilities decreased as cash was utilized to reduce debt and accounts payable.

       As shown in the Company's statements of cash flows in 1998, the Company generated $1,431,491 in cash flow from operations as the Company continued to capitalize on its profitability, partially offset by increases in receivables and inventories resulting from its sustained growth. The Company utilized $211,326 in investing activities as it purchased property and equipment. A total of $712,365 was used in financing activities as the Company paid off its remaining debt and purchased shares of its common stock.

       Currently the Company is constructing an additional 30,000 square feet of warehouse space to its existing facilities at a total cost of $675,000. Based upon its initial review, the Company believes it has more than adequate funds on hand to complete this addition. In addition, at December 31, 1998, the Company had $1,250,000 available under a revolving line of credit bearing interest at the lender's prime rate (7.75% at December 31, 1998) and is collateralized by certain accounts receivable and inventories. At December 31, 1998, there was no outstanding balance under this note. The credit agreement contains various debt covenants, the most restrictive of which requires the Company to maintain certain minimum financial criteria. The Company believes it was in compliance with all debt covenant
requirements as of December 31, 1998.   The Company believes that
its present financing is also otherwise adequate for its capital needs for the foreseeable future.


Year 2000 Issue
---------------

       The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using 00 as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. In 1996, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. During 1997, the Company began the conversion of its computer systems. The Company is expending all costs associated with these systems as the costs are incurred. The Company does not expect its costs of conversion of its computer system to exceed $75,000. In addition, the Company is currently conducting a review of all HVAC, test equipment and similar systems and acting on them accordingly. To date, the Company has not identified any of such systems which it believes would fail and significantly disrupt the Company's operations. In any event, the Company does not expect future costs to address such Year 2000 matters to exceed $10,000.

       The Company anticipates being fully Year 2000 compliance in all of its information systems by June 1999. Although the Company is committed to a successful and timely Year 2000 conversion and funds are dedicated and available for this project, no assurance can be given that it will be fully and timely implemented. Failure of the Company's equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues if their systems malfunction or they expend significant resources to correct their current systems for Year 2000 compliance. These expenditure may result in reduced funds to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company believes the least controllable and therefore most probable exposure specifically related to its business would be the failure of a supplier to timely provide goods or services required by the Company. The Company has obtained assurances of Year 2000 compliance from most of its suppliers and intends to continue canvassing critical suppliers concerning the compliance of their systems. In addition, the Company has in many instances sought to identify and qualify alternate suppliers, where feasible. However, if notwithstanding these measures the Company does not receive required goods or services as a result of the failure of one or more suppliers, such failure could have a material adverse effect upon the Company's business, operating results and financial condition.

ITEM 7.   FINANCIAL STATEMENTS.

       Included at pages F-1 through F-19 hereof.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

       KPMG LLP ("KPMG") were previously the principal accountants for Arrow-Magnolia. During 1998, the Company and KPMG engaged in discussions concerning fees for performing such work in the future, but were unable to reach agreement.
Effective November 18, 1998,  KPMG resigned.

       The former accountants' audit reports on financial statements of Arrow-Magnolia International, Inc. as of December 31, 1997 and for the fiscal years ended December 31, 1997 and 1996 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the fiscal years ended December 31, 1997 and 1996, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope procedures which, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

       Philip Vogel & Co., P.C. has been engaged as the principal accountants to audit the financial statements of the Company. Effective December 9, 1998, Philip Vogel & Co., P.C. accepted the position. The Company has not previously consulted with that firm regarding the application of accounting principles to any specified transaction or the type of audit opinion that might be rendered on the Company's financial statements or upon any matter that was a subject of disagreement with its previous accountants.

       The resignation of KPMG and the selection of Philip Vogel
& Co., P.C. has been approved by the Audit Committee and the Board of Directors of Arrow-Magnolia International, Inc.

                         PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

       Information relating to the Company's Directors and executive officers will be set forth under the heading
"Election of Directors and Information as to Directors, Nominees and Executive Officers" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 27, 1999, which will be filed with the Securities and Exchange Commission on or about April 30, 1999, and such information is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

       Information relating to executive compensation will be set forth under the heading "Executive Compensation" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 27, 1999, which will be filed with the Securities and Exchange Commission on or about April 30, 1999, and such information is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

       Information relating to the ownership of certain beneficial owners and management of the Company's Common Stock will be set forth under the heading "Securities Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 27, 1999, which will be filed with the Securities and Exchange Commission on or about April 30, 1999, and such information is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Information relating to the business relationships and related transactions with respect to the Company and certain Directors and nominees for election as Directors is set forth under the heading "Certain Transactions" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 27, 1999, which will be filed with the Securities and Exchange Commission on or about April 30, 1999, and such information is incorporated herein by reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     No.                                Exhibit
     ----                               -------

     3.1 Articles of Incorporation, as amended, of Arrow-Magnolia International, Inc.(1).

     3.2       Bylaws of Magnolia Enterprises, Inc.(2).

     10.19     Arrow-Magnolia International, Inc. Amended and
               Restated Non-Qualified Stock Option Plan(3).

     10.20     Credit Loan Agreement dated August 5, 1994 between
               Arrow-Magnolia International, Inc. and Chase Bank of Texas(3).

     10.21     Extension and Modification Agreement dated August
               18, 1994 between Arrow-Magnolia International,
               Inc. and Chase Bank of Texas(3).

     10.22     1998 Stock Bonus Plan(4).

     23.1      Consent of Independent Auditors.

     23.2      Consent of Independent Auditors.

--------

(1)  Filed as Exhibit 3.1 to Arrow-Magnolia International, Inc.
     Form 10-K for the fiscal year ended Decembe 31, 1988 and incorporated herein by reference.

(2)  Filed as Exhibit 3.2 to Magnolia Chemical Company, Inc. Form
     10-Q for the quarter ended June 30, 1982 and incorporated herein by reference.

(3)  Filed as Exhibits 10.19, 10.20 and 10.21 to Arrow-Magnolia
     International, Inc. Form 10-KSB for the fiscal year ended
     December 31, 1994 and incorporated herein by reference.

(4)  Filed as Exhibit 10.19 to Arrow-Magnolia International, Inc.
     Form S-8 Registration Statement No. 333-47709 filed on March
     10, 1998 and incorporated herein by reference.



(b)  Reports on Form 8-K.

       Issuer filed two Current Reports on Form 8-K during the quarter ended December 31, 1998:

     1. Current Report on Form 8-K reporting events as of November 18, 1998 under Item 4, "Changes in Registrant's
Certifying Accountants."

     2. Current Report on Form 8-K reporting events as of December 9, 1998 under Item 4, "Changes in Registrant's
Certifying Accountants."

PAGE

                   ARROW-MAGNOLIA INTERNATIONAL, INC.

                Index to Financial Statements and Schedule



                                                            Page
                                                            ----

Independent Auditors' Reports                               F-2

Financial Statements:

     Balance Sheets as of December 31, 1998 and 1997        F-4

     Statements of Income for the years ended December
     31, 1998, 1997 and 1996                                F-5

     Statements of Stockholders' Equity for the years
     ended December 31, 1998, 1997 and 1996                 F-6

     Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996                       F-7

Notes to Financial Statements                               F-8


All other schedules have been omitted as not applicable or not required.

PAGE

                       INDEPENDENT AUDITORS' REPORT




The Stockholders and Board of Directors
Arrow-Magnolia International, Inc.:


We have audited the accompanying balance sheet of Arrow-Magnolia International, Inc. as of December 31, 1998, and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arrow-Magnolia International, Inc. as of December 31,
1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                   PHILIP VOGEL & CO. PC




                                   Certified Public Accountants


Dallas, Texas

March 8, 1999
PAGE

                       Independent Auditors' Report


The Stockholders and Board of Directors
Arrow-Magnolia International, Inc.:



We have audited the accompanying balance sheet of Arrow-Magnolia International, Inc. as of December 31, 1997, and the related statements of income, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on these audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arrow-Magnolia International, Inc. as of December 31,
1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.




                                   KPMG LLP



Dallas, Texas
February 6, 1998
PAGE

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                             BALANCE SHEETS
                       DECEMBER 31, 1998 AND 1997


           Assets                       1998           1997
          -------                       -----          -----
Current assets:
  Cash and cash equivalents             $2,386,719     1,878,919
  Short-term investments                   300,000       300,000
  Trade accounts receivable, less
    allowance for doubtful
    accounts of $414,276 in 1998
    and $346,900 in 1997                 2,347,320     2,773,352
  Inventories                              702,615       601,157
  Prepaid income taxes                      70,861             0
  Deferred income taxes                    144,300       117,946
  Other assets                              27,315        26,632
                                        ----------     ---------

     Total current assets               $5,979,130    $5,698,006

Property and equipment, net                804,140       738,916
Intangible assets, net                     131,247       137,318
Notes receivable                            40,000        40,000
Deferred income taxes                       27,200        29,912
Other assets, at cost                        2,700         2,700
                                         ---------     ---------

     Total assets                       $6,984,417     $6,646,852
                                        ==========     ==========

       Liabilities and stockholders' equity

Current liabilities:
  Current installments of long-term
    debt                                $        0     $  101,361
  Accounts payable                         491,447        571,426
  Accrued liabilities                      215,939        216,324
  Income taxes payable                      63,295        140,281
                                        ----------     ----------
     Total current liabilities          $  770,681     $1,029,392

Note payable                                     0        600,000
Deferred compensation                      104,500        104,500
                                        ----------     ----------
     Total liabilities                  $  875,181     $1,733,892
                                        ----------     ----------

Commitments and contingencies (see Note J)


Stockholders' equity:
  Preferred stock - par value $.10,
  authorized 500,000 shares; none
  issued                                $        0     $        0
Common stock - par value $.10,
  authorized 10,000,000 shares;
  issued 2,958,990 shares in 1998
  and 2,681,392 shares in 1997             295,899        268,139
Additional paid-in capital               4,546,795      2,776,182
Retained earnings                        1,328,010      1,868,639
Less cost of 13,500 shares of common
  stock in treasury                        (61,468)             0
                                        -----------    ----------
     Total stockholders' equity         $6,109,236     $4,912,960
                                        ----------     ----------
     Total liabilities and stockholders'
     equity                             $6,984,417     $6,646,852
                                        ==========     ==========

The accompanying notes are an integral part of these statements.

                   ARROW-MAGNOLIA INTERNATIONAL, INC.
                          STATEMENTS OF INCOME

          FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                    1998           1997           1996
                    -----------    -----------    -----------
Net sales           $13,769,007    $12,748,100    $10,278,559

Cost of sales         7,718,708      7,192,907      5,913,925
                    -----------    -----------    -----------

     Gross profit   $ 6,050,299      5,555,193      4,364,634

General and admini-
strative expenses     4,202,927      3,574,817      2,692,320
                    -----------    -----------    -----------

Income before other
income (expense)    $ 1,847,372    $ l,980,376    $ 1,672,314
                     ----------    -----------    -----------

Other income (expense):
  Interest expense  $   (69,278)   $   (64,989)   $   (82,841)
  Interest income        87,616         62,946         42,992
  Other income           13,620          4,475         17,158
                    -----------    -----------    -----------

     Total other income
     (expense)      $    31,958     $     2,432    $   (22,691)

Income before income
 taxes              $ 1,879,330    $ 1,982,808    $ 1,649,623

Provision for income
 taxes                  672,050        706,961        607,163
                    -----------    -----------    -----------

Net income          $ 1,207,280    $ 1,275,847    $ 1,042,460
                    ===========    ===========    ===========

Earnings per common
share:
   Basic            $      0.41    $      0.44    $      0.37
                    ============   ===========    ===========
   Diluted          $      0.36    $      0.39    $      0.33
                    ===========    ===========    ===========

The accompanying notes are an integral part of these statements
PAGE

                   ARROW-MAGNOLIA INTERNATIONAL, INC.

                   STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                          Total
          Common stock       Additional          Cost of  stock
          Shares             paid-in    Retained treasury holders
          Outstanding Amount  capital    earnings stock  equity
          ---------- ------  --------   --------- ------ --------

Balance at
December
31, 1995  2,315,200 $231,520  $1,270,080  $701,295  $0 $2,202,895

Exercise of
stock options
and related
tax
benefits      7,920      792       3,168         0   0      3,960

Exercise of
stock warrants
and related
tax
benefits     50,000    5,000      57,500         0   0     62,500

Expense
resulting
from issuance
of stock
warrants          0        0      17,000         0   0     17,000

Net income        0        0           0 1,042,460   0  1,042,460
               ----      ---  ---------- --------- ----  --------

Balances at
December 31,
1996      2,373,120 $237,312  $1,347,748 $1,743,755 $0 $3,328,815

10% stock
dividend    237,312   23,731   1,127,232 (1,150,963) 0          0

Exercise of
stock options
and related
tax
benefits      6,960      696      13,688         0   0     14,384




Exercise of
stock warrants
and related
tax benefits 64,000    6,400     262,514         0   0    268,914

Expense resulting
from issuance
of stock
warrant           0        0      25,000         0   0     25,000

Net income        0        0           0 1,275,847    0 1,275,847
               ---- -------   ---------  -------- ---- ---------

Balances at
December 31,
1997      2,681,392 $268,139  $2,776,182 $1,868,639 $0 $4,912,960

10% stock
dividend    268,909   26,891   1,721,018 (1,747,909) 0          0

Exercise of
stock options
and related
tax benefits  4,356      436      10,351         0   0     10,787

Expense resulting
from issuance
of stock
warrant           0        0       7,720         0   0      7,720

Shares issued
pursuant to
stock bonus
plan          4,333      433      31,524         0   0     31,957

Purchase of
13,500 shares
of common
stock for
treasury    (13,500)       0           0        0(61,468)(61,468)

Net income        0        0           0 1,207,280   0  1,207,280
          ---------  -------   --------- --------- ---- ---------

Balances at
December 31,
1998 2,945,490 $295,899 $4,546,795 $1,328,010 $(61,468)$6,109,236
     =========  =======  =========  =========  ======== =========

 The accompanying notes are an integral part of these statements
PAGE

               ARROW-MAGNOLIA INTERNATIONAL, INC.

                    STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                         1998           1997           l996
                         ----------     ----------     ----------
Cash flows from
operating
activities:
  Net income             $1,207,280     $1,275,847     $1,042,460

Adjustments to
reconcile net income
to net cash
provided by operating
activities:
  Depreciation and
   amortization             152,173        143,748         72,549
  Deferred income taxes     (23,642)       (45,086)        13,469
  Provision for
   doubtful accounts        548,547        291,901        236,632
  Compensation expense from
   issuance of stock
   options and warrants           0        129,500         17,000

Changes in operating assets
and liabilities:
   Receivables             (122,515)    (1,479,701)     (482,776)
   Inventories             (101,458)       (84,585)      165,253
   Prepaid income taxes     (70,861)             0             0
   Other assets                (683)        (8,531)        4,066
   Accounts payable         (79,979)        125,966       (7,447)
   Accrued liabilities         (385)         55,295      (22,051)
   Income taxes payable     (76,986)          (630)        64,475
                         ----------     ----------     ----------
     Net cash provided
     by operating
     activities          $1,431,491     $  403,724     $1,103,630
                         ----------     ----------     ----------

Cash flows from investing
activities:
  Proceeds from sale of
   short-term investments $ 300,000     $  300,000     $  990,051
  Purchase of short-term
   investments             (300,000)      (300,000)     (600,000)
  Acquisition of property
   and equipment           (211,326)      (286,301)     (292,726)
                         ----------     ----------     ----------

     Net cash provided
     (used) by investing
     activities          $ (211,326)    $ (286,301)    $   97,325
                         -----------    -----------    ----------

Cash flows from financing
activities:
  Proceeds from issuance
   of note payable       $        0     $   12,000     $   34,487
  Repayments of note
   payable                 (600,000)       (57,000)     (174,487)
  Repayments of long-term
   debt                    (101,361)      (133,484)     (133,834)
  Proceeds from issuance
   of common stock           50,464        184,980         66,460
  Purchase of common stock
   for treasury             (61,468)             0              0
                         -----------    ----------     ----------

     Net cash provided
     (used) by financing
     activities          $ (712,365)    $    6,496     $(207,374)
                         -----------    ----------     ----------

Net increase in cash and
 cash equivalents        $  507,800     $  123,919     $  993,581
Cash and cash equivalents:

     Beginning of year    1,878,919      1,755,000        761,419
                         ----------     ----------     ----------
     End of year         $2,386,719     $1,878,919     $1,755,000
                         ==========     ==========     ==========

The accompanying notes are an integral part of these statements.
PAGE

                    ARROW-MAGNOLIA INTERNATIONAL, INC.

                       NOTES TO FINANCIAL STATEMENTS


Note A - Summary of significant accounting policies:

Basis of presentation
---------------------

The financial statements include the accounts of Arrow-Magnolia International, Inc. (Arrow) and its wholly-owned subsidiary, Bio/Dyne Chemical Company (Bio/Dyne) (collectively the Company) for periods prior to 1998. All significant intercompany balances and transactions were eliminated in consolidation. During 1992, Arrow sold the assets of Bio/Dyne to a group of unrelated individuals in exchange for $160,000 cash and a $40,000 note receivable. During 1997, the corporate entity of Bio/Dyne was terminated. The effects of these transactions were not material to the financial statements of Arrow.

Nature of the operations
------------------------

The Company is engaged in the sale and distribution of chemical products, primarily industrial and institutional cleaning and maintenance supplies and related products, to industrial users, telephone supply distributors, governmental agencies and school systems. The Company's customers operate in many different industries and geographic regions. No single customer accounted for more than 10% of net sales in 1998, 1997 or 1996.

Use of estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of credit risk
-----------------------------

In the ordinary course of business, the Company extends unsecured credit to its customers with payment terms generally 30-90 days. In addition, the terms of sale generally provide for the limited ability to return the product under certain conditions. Returns of merchandise have historically not been significant to the Company. Because of the credit risk involved, management has provided an allowance for doubtful collections which reflects its opinion of the amounts which will eventually become uncollectible. In the event of complete nonperformance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of nonperformance.

At December 31, 1998 the Company had cash balances of approximately $295,000 in banking institutions in excess of federally insured amounts. These balances are before considering outstanding items. The Company also had approximately $1,000,000 of its funds invested in uninsured money market accounts at December 31, 1998. These funds are managed by outside investment management firms and are invested in short-term instruments with maturities of 120 days or less.

Cash equivalents and statements of cash flows
----------------------------------------------

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $989,967 and $988,378 at December 31, 1998 and 1997, respectively, consist of U.S. treasury bills with original maturities of less than three months.

Cash paid for interest during 1998, 1997 and 1996 was $60,167, $64,989, and $82,841, respectively. Cash paid for income taxes during 1998, 1997 and 1996 was $843,539, $752,677, and $356,310, respectively.

Short-term investments
----------------------

Short-term investments at December 31, 1998 and 1997 represent investments in bank certificates of deposit.


Inventories
-----------

Inventories, which consist primarily of merchandise purchased for resale and raw materials purchased for blending, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.


Property and equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterment are capitalized.


Goodwill
--------

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefitted, generally 15 to 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

Income taxes
------------

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that will apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


Earnings per share
------------------

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, during 1997 and retroactively restated all per share amounts. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common
stock.   Effective July 14, 1998, the Company issued a 10% stock
dividend on all outstanding shares. As a result, all share and per share information has been retroactively restated to give effect to the dividend. Shares used in calculating basic and diluted income per share are as follows:


                         1998           1997           1996
                         ---------      ---------      ---------

Weighted average common
 shares outstanding      2,954,286      2,886,399      2,833,239

Dilutive securities:
 Common stock options      704,332        713,227        663,903
 Warrants to service
   providers                     0         51,333         59,766
 Assumed repurchase of
   common shares          (297,301)      (355,559)      (367,613)
                         ---------      ---------      ----------
Weighted average shares
 common outstanding-
 diluted basis           3,361,317      3,295,400      3,189,295
                         =========      =========      =========

PAGE

Stock option plan
-----------------

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide proforma net income and proforma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the proforma disclosure provisions of SFAS No. 123.


Impairment of long-lived assets and long-lived assets to be
disposed of
-----------------------------------------------------------

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


Transfers and servicing of financial assets and extinguishment of liabilities
----------------------------------------------------------------

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be applied prospectively. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

New accounting pronouncements
-----------------------------

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosure about Segments of an Enterprise and Related lnformation. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position; results of operations or cash flows, as any effects are limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997


Fair Value of Financial Instruments
-----------------------------------

The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Financial instruments included in the Company's financial statements include cash and cash equivalents, short-term investments, trade accounts receivable, other receivables, note receivable, other assets, trade accounts payable, notes payable and long-term debt. Unless otherwise disclosed in the notes to the consolidated financial statements, the carrying value of financial instruments is considered to approximate fair value due to the short maturity and characteristics of those instruments. The carrying value of long-term debt approximates fair value as terms approximate those currently available for similar debt instruments.


Year 2000
-----------

In 1996, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. During 1997, the Company began the conversion of its computer systems. During 1998, the Company was informed that substantially all its operating programs were Year 2000 compliant. The Year 2000 problem is the result of computer programs being written using two-digits rather than four to define the applicable year. The Company has expensed all costs associated with these systems as the costs were incurred.
The costs of conversion were not material to the financial statements of the Company.

Reclassification
-----------------

Certain items in the 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation.

Note B - Property and equipment:

Property and equipment consist of the following at December 31, 1998 and 1997:


                                        1998           1997
                                        ------------   ----------
     Land                               $   97,209     $   95,310
     Buildings and
       improvements      5 to 40 years     428,633        428,633
     Machinery and
       equipment         3 to 10 years     912,432        710,579
     Furniture and
       fixtures          5 to 10 years     264,253        256,679
                                        -----------    ----------
                                        $1,702,527     $1,491,201
     Less accumulated
      depreciation                         898,387        752,285
                                        ----------     ----------
                                        $  804,140     $  738,916


Depreciation expense charged to operations was $150,728, $135,431 and $35,720 in 1998, 1997 and 1996, respectively.

Note C - Intangible assets:

Intangible assets consist of the following at December 31, 1998 and 1997:

                                        1998           1997
                                         -----         -----
     Goodwill       15 to 40 years      $160,124       $160,124
     Customer lists      5 years               0         17,500
     Sales force         7 years               0         82,500
     Other               8 years               0         10,500
                                        --------       --------
                                        $160,124       $270,624
     Less accumulated
     amortization                         28,877        133,306
                                        --------       --------
                                        $131,247       $137,318
                                        ========       ========


Note D - Note payable:

The note payable at December 31, 1998 is a revolving line of credit ($600,000 outstanding at December 31, 1997) with an asset-based lender due on May 1, 2000. The credit agreement provides for a commitment from the lender at the lesser of $1,250,000 or the borrowing base as defined. At December 31, 1998, there was no outstanding balance due under this note. The credit agreement contains various debt covenants, the most restrictive of which requires the Company to maintain certain minimum financial criteria. At December 31, 1998 the Company believes it is in compliance with all debt covenant requirements. The note requires monthly payments of interest at the lender's prime rate (7.75% at December 31, 1998) and is collateralized by certain accounts receivable and inventories. As the line of credit bears interest at market rates, the carrying amount of borrowing outstanding at December 31, 1997 approximated fair value.

Note E - Long-term debt:

Long-term debt consists of the following at December 31, 1998 and 1997:

                                   1998                1997
                                   ------              -------

Note payable to a bank, interest
at prime (8.25% at December 31,
1997), principal and interest
of $8,250 payable monthly, maturing
August 1999, collateralized by the
Company's office and
warehouse.                         $     0              90,000

Note payable to a bank in monthly
installments of $707, including
interest at 7.9%, maturing September
1998, and collateralized by an
automobile                               0               6,361

Note payable to certain individuals,
principal of $1,000 payable
monthly, maturing May 1998.              0               5,000

                                   -------             -------
                                                       101,361
Less current portion.                    0             101,361
                                   -------             -------
                                   $     0          $        0
                                   =======             =======

Note F - Income taxes:

Income tax expense for the years ended December 31, 1998, 1997 and 1996 consists of the following:

                              1998      1997      1996
                              --------  --------  --------

U.S federal - current         $641,509  $734,278  $557,008
U.S. federal - deferred        (23,642)  (45,086)   13,469
State - current                 54,183    17,769    36,686
                              --------  --------  --------
                              $672,050  $706,961  $607,163
                              ========  ========  ========


Income tax expense for the years ended December 31, 1998, 1997 and 1996 differs from the"expected" tax expense (computed by applying the 34% U.S. federal corporate rate to income before income taxes) as follows:


                              1998      1997      1996
                              -----     ----      -----
Computed "expected" tax
expense                       $638,972  $674,155  $559,172
Amortization of goodwill           703       703     5,253
State income taxes, net of
 federal benefit                35,761    11,728    24,213
Other                           (3,386)   20,375    18,525
                              --------  --------  --------
                              $672,050  $706,961  $607,163
                              ========  ========  ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 1, 1998 and 1997 are presented below:

                                        1998      1997
                                        --------  --------

Deferred tax assets:
   Accounts receivable, principally
   due to allowance for
     doubtful accounts                  $140,900  $117,946
   Overhead allocation to inventories
     under IRC 263a                        3,450         0
    Expense resulting from issuance of
      stock options and warrants          35,450    33,585
                                        --------  --------

Total gross deferred tax assets         $179,800  $151,531
Less valuation allowance                       0         0
                                        --------  --------

Net deferred tax assets                 $179,800  $151,531
                                        --------  --------

Deferred tax liabilities:
  Property and equipment, principally
   due to differences in depreciation   $ (7,600) $ (2,291)
  Other                                     (700)   (1,382)
                                        --------  ----------
Total gross deferred tax liabilities    $ (8,300) $ (3,673)
                                        --------  ----------
Net deferred tax asset                  $171,500  $147,858
                                        ========  ========

Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the net deferred tax assets at December 31, 1998, to be realized as a result of future taxable income.

Note G - Stockholders' equity:

Stock equivalents at December 31, 1998, 1997 and 1996 and changes in stock equivalents for the three-year period ended December 31, 1998 are presented below:


                    Stock Options                 Stock Warrants
                    -----------------   -------------------------
Stock options/
warrants exercise
price               $0.50     $2.00     $4.13     $1.25     $2.25
                    =======   =======   =======   =======   =====

Stock options/
warrants issued
and outstanding,
December 31, 1995   550,000        0         0    50,000    0

Exercise of options/
warrants             (7,920)       0         0   (50,000)   0

Issuance of
warrants                 0         0         0         0   40,000
                    -------   -------   -------   -------   ---

Stock options/
warrants issued
and outstanding,
December 31, 1996  542,080         0         0         0   40,000

Issuance of options/
warrants                 0    50,000    20,000         0        0

Exercise of options/
warrants            (6,960)        0   (20,000)        0 (44,000)
10% stock dividend  54,208     5,000         0         0    4,000
                    ------    ------    ------    ------    ----

Stock options issued
and outstanding,
December 31, 1997  589,328    55,000         0         0        0

Exercise of options (4,356)        0         0         0        0
10% stock dividend  58,497     5,500         0         0        0
                    -------   ------    ------    ------    ---

Stock options issued
and outstanding,
December 31, 1998  643,469    60,500         0         0        0
                    =======   ======    ======    ======    =====

Stock option plan
-----------------

The Company has a non-qualified stock option plan (Plan) covering 660,000 shares of common stock. Participants are selected by the Company's board of directors from the executive officers and other key employees of the Company. The Plan provides that the option price per share and vesting period for stock options issued under the Plan are determined by the Company's board of directors.

In December 1994, 440,000 stock options were granted to certain of officers of the Company at an option price of $.50 per share, the estimated fair market value of the common stock at the date of grant. These stock options were fully exercisable at the date of grant.

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

Note G - Stockholders' equity (continued):

In January 1997, the Company granted 55,000 stock options to an employee of the Company. These stock options were issued at an option price of $2.00 per share. The stock options were fully exercisable at the date of grant. During 1997, the Company recognized the aggregate excess of the market price over the exercise price at date of grant, $104,500, as expense. At December 31, 1998, none of these options have been exercised.

In August 1998, the Plan was amended to provide for an increase in the number of shares subject to the Plan to 660,000 to take account of previous stock splits and dividends. At December 31, 1998, 19,236 of these options outstanding under the Plan had been exercised and 621,255 of the remaining options were exercisable.

The weighted average exercise price of all outstanding options as of December 31, 1998, was $0.63.


Stock warrants
--------------

On May 15, 1995, the Company issued stock warrants to a certain service provider. The stock warrants were exercisable to purchase up to 50,000 shares of the Company's common stock at $1.25 per share, the estimated fair market value of the common stock at the date of grant. The stock warrants were fully exercisable at the date of the grant. During 1996, all of the warrants were exercised.

In May 1996, the Company issued stock warrants to an additional service provider. The stock warrants were exercisable to purchase up to 40,000 shares of the Company's common stock at $2.25 per share. Total warrants outstanding were increased to 44,000 in 1997 due to a 10% stock dividend. The Company is recognizing the aggregate excess of the estimated fair value over the exercise price at date of grant of $50,000 as expense over the two year term of the service agreement, which is the same life as the warrants. The Company recognized approximately $7,700, $25,000 and $17,000 as compensation expense during 1998, 1997 and 1996, respectively, related to these warrants. During 1997, all of the warrants were exercised.

In May 1997, the Company issued stock warrants to a service provider. The stock warrants were exercisable to purchase up to 20,000 shares of the Company's common stock at $4.125 per share, the estimated fair value at date of grant. The stock warrants were fully exercisable at the date of the grant. During 1997, all of the stock warrants were exercised.


Stock dividends
---------------

On June 14, 1996, the Company declared a 2 for 1 stock split effected in the form of a stock dividend. In addition, effective July 1, 1997, and July 14, 1998, the Company issued 10% stock dividends on all outstanding common shares.

Note H - Stock options:

The per share weighted-average fair value of stock options granted during 1997 was $3.74 on the date of grant, using the Black Scholes option-pricing model. There were no stock options granted during 1998 or 1996. The following weighted-average assumptions were used in the pricing model:

                                        1997
                                        ------

           Expected dividend yield       0.00%
           Risk-free interest rate       6.70%
           Expected life                 7 years

The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, has recognized no compensation expense for stock options granted at exercise prices at least equal to the market value of the Company's common stock. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                    1998           1997           1996
                    ----------     ----------     ---------

Net income:
  As reported       $1,207,280     $1,275,847     $1,042,460
                    ==========     ==========     ==========
  Proforma          $1,207,280     $1,193,347     $1,042,460
                    ==========     ==========     ==========

Basic earnings per
common share:
  As reported       $     0.41     $     0.44     $     0.37
                    ==========     ==========     ==========

  Proforma          $     0.41     $     0.41     $     0.37
                    ==========     ==========     ==========

Diluted earnings
per common share:
  As reported       $     0.36     $     0.39     $     0.33
                    ==========     ==========     ==========

  Proforma          $     0.36     $     0.36     $     0.33
                    ==========     ==========     ==========

Note H - Stock options (continued):

Proforma net income reflects only options granted in 1997.
Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net income amounts presented above because compensation cost is reflected over the option's vesting period, and compensation cost for options granted prior to January 1, 1995, is not considered.


Note I - Quarterly financial data (unaudited):

Quarterly net income and earnings per share for 1998, retroactively restated for the 1998 stock dividend, are as follows:

                                        Earnings Per share
                                        -----------------------
                     Net income           Basic          Diluted
                    ----------          -------        --------
First quarter       $  416,516          $0.14          $0.12
Second quarter         418,828          $0.14          $0.12
Third quarter          259,078          $0.09          $0.08
Fourth quarter         112,858          $0.04          $0.03
                    ----------
                    $1,207,280
                    ==========

Note J - Commitments and contingencies:

Contingencies
--------------

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Commitments
-----------

During March 1998, the Company approved a bid of $675,000 for additions to its operating facilities. The construction is expected to begin in April 1999. The Company anticipates funding the project through current operations and does not intend to incur debt financing for this project.
PAGE

                         SIGNATURES

     In accordance with Section 13 or 15(d) of The Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                       ARROW-MAGNOLIA INTERNATIONAL, INC.



                       By:   /s/ Mark I. Kenner
                         -------------------------------------
                          Mark I. Kenner, Vice Chairman and
                          Chief Executive Officer


Dated:  March 31, 1999

     In accordance with The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                         Date
---------                ---------                     ------

/s/ Morris Shwiff        Director and Chairman of the  }
Morris Shwiff            Board                         }
                                                       }
                                                       }
/s/ Mark I. Kenner       Director, Vice Chairman and   }
Mark I. Kenner           Chief Executive Officer       }    March
                         (Principal Executive Officer) }    31,
                                                       }    1999
                                                       }
/s/ Fred Kenner          Director, President and       }
Fred Kenner              Chief Operating Officer       }
                         (Principal Financial and      }
                         Accounting Officer)           }
                                                       }
---------------          Director                      }
Robert D. DeRosier                                     }
                                                       }
---------------          Director                      }
Clifton R. Duke                                        }

                         INDEX TO EXHIBITS


Number                     Exhibit                          Page
------                   --------                           -----

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

23.2      Consent of Independent Auditors.




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

(4)  Filed as Exhibit 10.22 to Arrow-Magnolia International, Inc.
     Form S-8 Registration Statement No. 333-47709 filed on March
     10, 1998 and incorporated herein by reference.