Form 10QSB
period 1999-03-31
ARROW MAGNOLIA INTERNATIONAL INC
filed 1999-05-17
CIK 61494

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For Quarter Ended:       March 31, 1999
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

                                X
                                Yes                   No

Number of common shares outstanding as of March 31, 1999:

              Common Stock, $0.10 par value, 2,962,090 shares
PAGE

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                              March 31, 1999

                             TABLE OF CONTENTS

                      PART I. FINANCIAL INFORMATION.


Item 1.   Financial Statements                              Page

     Arrow-Magnolia International, Inc. and Subsidiary      2
     Condensed Balance Sheets as of March 31, 1999
     (unaudited) and December 31, 1998.

     Arrow-Magnolia International, Inc. and Subsidiary      3
     Condensed Statements of Income for the Three Months
     Ended March 31, 1999 and 1998 (unaudited).

     Arrow-Magnolia International, Inc. and Subsidiary      4
     Condensed Statements of Cash Flows for the Three
     Months Ended March 31, 1999 and 1998 (unaudited).

     Notes to Condensed Financial Statements (unaudited).   5

Item 2.   Management's Discussion and Analysis or           6
          Plan of Operation.



                       PART II.  OTHER INFORMATION.


Item 6.   Exhibits and Reports on Form 8-K                  7

PAGE

             ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY
                   CONDENSED BALANCE SHEETS (UNAUDITED)
                   MARCH 31, 1999 AND DECEMBER 31, 1998

                                       March 31,     December 31,
            Assets                     1999              1998
                                   -------------  -------------
                                   (unaudited)
Current assets:
  Cash and cash equivalents        $2,714,777     $2,386,719
  Short-term investments              300,000        300,000

  Trade accounts receivable, less
  allowance for doubtful accounts
  of $419,872 in 1999 and $414,276
  in 1998                           2,783,944      2,347,320

  Inventories                         810,362        702,615
  Prepaid income taxes                      0         70,861

  Deferred income taxes               146,203        144,300
  Other assets                         12,910         27,315
                                   ----------     ----------

     Total current assets          $6,768,196     $5,979,130

Property and equipment, net           788,054        804,140
Intangible assets, net                129,729        131,247
Notes receivable                       40,000         40,000
Deferred income taxes                  25,900         27,200
Other assets, at cost                   2,700          2,700
                                   ----------     ----------

     Total assets                  $7,754,579     $6,984,417
                                   ==========     ==========

     Liabilities and stockholders' equity

Current liabilities:
 Accounts payable                  $  672,369     $  491,447

Accrued liabilities                   290,459        215,939

Income taxes payable                  148,148         63,295
                                   ----------     -----------

     Total current liabilities     $1,110,976     $  770,681

Deferred compensation                 104,500        104,500
                                   ----------     -----------

     Total liabilities             $1,215,476     $  875,181
                                   ----------     -----------
Stockholders' equity:
  Preferred stock - par value
   $.10; authorized 500,000
   shares; none issued             $        0     $        0

 Common stock - par value $.10;
   authorized 10,000,000 shares;
   issued 2,962,090 shares in 1999
   and 2,958,990 shares in 1998       296,209        295,899

 Additional paid-in capital         4,559,272      4,546,795

 Retained earnings                  1,745,090      1,328,010
 Less cost of 13,500 shares of
 common stock in treasury             (61,468)       (61,468)
                                   ----------     ----------

     Total stockholders' equity    $6,539,103     $6,109,236
                                   ----------     ----------

     Total liabilities and
     stockholders' equity          $7,754,579     $6,984,417
                                   ==========     ==========

See accompanying notes to condensed financial statements.
PAGE

            ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

               CONDENSED STATEMENTS OF INCOME (UNAUDITED)
           FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   1999           1998
                                   ----------     ----------

                                   (Unaudited)    (Unaudited)

Net sales                          $3,496,046     3,630,199
Cost of sales                       1,863,644     1,977,760

     Gross profit                  $1,632,402     1,652,439

General and administrative
expenses                            1,020,006     1,004,890
                                   ----------     ----------


Income before other income
(expense)                          $  612,396     $ 647,549
                                   ----------     ----------

Other income (expense):
  Interest expense                 $        0     $ (14,523)
  Interest income                      25,369        17,351
  Other income                          4,856             0
                                   ----------     ----------

     Total other income (expense)  $   30,225     $   2,828

Income before income taxes         $  642,621     $  650,377

Provision for income taxes:
   Current                         $  226,144     $  171,253
   Deferred (benefit)                    (603)    $   62,608
                                   ----------     ----------
                                   $  225,541     $  233,861
                                   ----------     ----------

Net income                         $  417,080     $  416,516
                                   ==========     ==========
Earnings per common share:
   Basic                           $     0.14     $     0.14
                                   ==========     ==========

   Diluted                         $     0.12     $     0.12
                                   ==========     ==========

See accompanying notes to condensed financial statements.
PAGE

             ARROW-MAGNOLIA INTERNATIONAL, INC, AND SUBSIDIARY

              CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                   1999           1998
                                   ----------     ----------
                                   (Unaudited)    (Unaudited)
Cash flows from operating activities:
  Net income                       $  417,080     $  416,516

   Adjustments to reconcile net
  earnings to net cash
  provided by operating activities:
     Depreciation and amortization     44,805         35,518

     Deferred income taxes               (603)        62,608

     Provision for doubtful accounts    88,982        82,931

     Compensation expense from issuance
     of stock options and warrants      12,787         7,720

Changes in operating assets and
liabilities:
  Receivables                        (525,606)      (486,109)
  Inventories                        (107,747)       (28,829)
  Prepaid income taxes                 70,861         24,262
  Other assets                         14,405              0

  Accounts payable                    180,922        175,820
  Accrued liabilities                  74,520       (130,156)
  Income taxes payable                 84,853         93,154
                                   ----------     ----------

     Net cash provided by operating
     activities                    $  355,259     $  253,435
                                   ----------     ----------

Cash flows from investing activities:
 Acquisition of property and
 equipment                         $  (27,201)    $   (6,290)
                                   ----------     ----------


     Net cash (used) by investing
     activities                    $  (27,201)    $   (6,290)
                                   ----------     ----------

Cash flows from financing activities:
  Repayments of note payable       $        0     $  (35,120)
  Proceeds from common stock
  issuance                                  0          2,178
                                   ----------     ----------

     Net cash (used) by
     financing activities          $        0     $  (32,942)
                                   ----------     ----------

Net increase in cash and cash
equivalents                        $  328,058     $  214,203

Cash and cash equivalents:
  Beginning of period               2,386,719      1,878,919
                                   ----------     ----------
  End of period                    $2,714,777     $2,093,122
                                   ==========     ==========

See accompanying notes to condensed financial statements.
PAGE

            ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (UNAUDITED)

(1)  Basis of Presentation
     ----------------------

     The quarterly financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain items in the 1998 condensed financial statements have been adjusted to reflect the actual timing of certain transactions as described in the Company's December 31, 1998, annual report on Form 10-KSB.


(2)  Earnings Per Share
     -------------------

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

PAGE

Item 2. Management's Discussion and Analysis or Plan of
Operation.


Material Changes in Financial Condition.
-----------------------------------------

     The Company's working capital (total current assets less total current liabilities), which was $5,208,449 as of December
31, 1998, increased to $5,657,220 as of March 31, 1999.   The
increase in working capital was primarily the result of growth in cash as a result of continued profitability in the quarter and increased trade accounts receivable resulting from additional trade shows, partially offset by increased accounts payable incurred in connection with setting up the golf course market inventory.

     The Company's cash flow from operations for the quarter provided $355,259 as funds generated from earnings and management of accounts payable exceeded cash used to fund increased accounts receivable and inventories. Funds were also utilized to acquire property and equipment. The resulting increase in cash for the quarter was $328,058.

     The Company will begin construction of an additional 30,000 square feet of warehouse space to its existing facilities in May, 1999 and should have more than adequate funds on hand to complete this addition. The Company believes that its present financing is also otherwise adequate for its capital needs for the foreseeable future.

Material Changes in Results of Operations
-----------------------------------------

     Net sales for the quarter ended March 31, 1999 decreased from $3,630,198 to $3,496,046, or 3.7%, from the same period of the previous year. This decrease is primarily attributable to a reorganization of the Company's sales force.

     Cost of sales as a percentage of net sales decreased to 53.3% of net sales for the quarter ended March 31, 1999 as compared to 54.5% of net sales for the same period of 1998 as a result of an increased emphasis focused on higher profit margin products and continued success at additional trade shows. As a result of the decrease in net sales and slight margin improvement, gross profit decreased by 1.2% from $1,652,439 to $1,632,402 for the quarter ended March 31, 1999 versus the comparable quarter of fiscal 1998.

     Selling, general and administrative expenses increased by 1.5% for the comparable quarters as the Company implemented measures to increase the Company's sales force and its sales managers' team.

     As a result of these factors, net earnings before income taxes decreased to $642,621 from $650,377 for the corresponding quarters of 1999 and 1998. Net earnings increased nominally for the comparable quarters, from $416,516 to $417,080.

PAGE

                        Part II.  OTHER INFORMATION


Item 6.   Exhibits and Reports.

     (a)  None

PAGE

                                 SIGNATURE

Pursuant to the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ARROW-MAGNOLIA INTERNATIONAL,
                                   INC.



Date:  May 15, 1999                By:  /s/ Mark Kenner

      -------------------             ---------------------------
                                       Mark Kenner, Vice Chairman
                                       and Chief Executive
                                      Officer





Date:   May 15, 1999               By:  /s/ Fred Kenner

      -------------------            ----------------------------
                                      Fred Kenner, President
                                      and Chief Financial Officer