Form 10QSB
period 1999-06-30
ARROW MAGNOLIA INTERNATIONAL INC
filed 1999-08-16
CIK 61494

[CONFORMED COPY]
                              FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For Quarter Ended:       June 30, 1999
Commission File Number:  0-4728


               ARROW-MAGNOLIA INTERNATIONAL
(Exact name of small business issuer as specified in its charter)

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

                         X
                        Yes                   No

         Number of common shares outstanding as of June 30, 1999:

            Common Stock, $0.10 par value, 2,966,881 shares

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                               June 30, 1999

                             TABLE OF CONTENTS

                      PART I. FINANCIAL INFORMATION.


Item 1.   Financial Statements                              Page

     Arrow-Magnolia International, Inc. and Subsidiary      2
     Condensed Balance Sheets as of June 30, 1999
     (unaudited) and December 31, 1998.

     Arrow-Magnolia International, Inc. and Subsidiary      3
     Condensed Statements of Income for the Three and Six Month Periods Ended June 30, 1999 and 1998
     (unaudited).

     Arrow-Magnolia International, Inc. and Subsidiary      4
     Condensed Statements of Cash Flows for the Six
     Month Periods Ended June 30, 1999 and 1998
     (unaudited).

     Notes to Condensed Financial Statements (unaudited).   5

Item 2.   Management's Discussion and Analysis or           6
          Plan of Operation.



                       PART II.  OTHER INFORMATION.

Item 4.   Submission of Matters to a Vote of Security
          Holders.                                          7

Item 6.   Exhibits and Reports on Form 8-K.                 7

             ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY
                   CONDENSED BALANCE SHEETS (UNAUDITED)
                    JUNE 30, 1999 AND DECEMBER 31, 1998

                                   June 30,     December 31,
            Assets                  1999              1998
           -------                 --------     -----------
                                                      (unaudited)
Current assets:
  Cash and cash equivalents        $2,533,186     $2,386,719
  Short-term investments              300,000        300,000
  Trade accounts receivable,
    less allowance for doubtful
    accounts of $396,856 in 1999
    and $414,276 in 1998            2,985,856      2,347,320
  Inventories                         831,562        702,615
  Prepaid income taxes                  4,361         70,861
  Deferred income taxes               139,677        144,300
  Other assets                          4,979         27,315
                                   ----------     ----------
     Total current assets          $6,799,621     $5,979,130

Property and equipment, net           768,887        804,140
Intangible assets, net                128,212        131,247
Notes receivable                       40,000         40,000
Deferred income taxes                  18,400         27,200
Other assets, at cost                   2,700          2,700
                                     --------     ----------

     Total assets                  $7,757,820     $6,984,417
                                   ==========     ==========

     Liabilities and stockholders' equity
     ------------------------------------
Current liabilities:
  Accounts payable                  $  615,528    $  491,447
  Accrued liabilities                  236,058       215,939
  Income taxes payable                       0        63,295
                                    ----------    ----------
     Total current liabilities      $  851,586    $  770,681

Deferred compensation                  104,500       104,500
                                    ----------    ----------
     Total liabilities              $  956,086    $  875,181
                                    ----------    ----------
Stockholders' equity:
  Preferred stock - par value $.10;
  authorized 500,000
  shares; none issued               $        0     $       0
Common stock - par value $.10;
  authorized 10,000,000
  shares; issued 2,966,881 shares in
  1999 and 2,958,990 shares in 1998     296,688      295,899
Additional paid-in capital            4,566,687    4,546,795
Retained earnings                       924,887    1,328,010
Stock dividend to be issued           1,074,940            0
Less cost of 13,500 shares of
 common stock in treasury               (61,468)     (61,468)
                                     ----------   ----------
     Total stockholders' equity      $6,801,734   $6,109,236
                                     ----------   ----------
     Total liabilities and
     stockholders' equity            $7,757,820   $6,984,417
                                     ==========   ==========

See accompanying notes to condensed financial statements.

            ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

               CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                  FOR THE SIX AND THREE MONTH PERIODS
                      ENDED JUNE 30, 1999 AND 1998

                              Six months         Three months
                              ended June 30      ended June 30
                              --------------      --------------
                              1999      1998      1999      1998
                              ----      ----      ----      ---
                    (Unaudited)(Unaudited)(Unaudited) (Unaudited)
Net sales            $7,129,803 $7,429,538 $3,633,757 $3,799,339
Cost of sales         3,971,512  4,045,868  2,107,868  2,068,108
                     ---------- ---------- ---------- ----------
     Gross profit    $3,158,291 $3,383,670 $1,525,899 $1,731,231

General and admini-
  strative expenses   2,166,826  2,108,477  1,146,820  1,103,557

                     ----------  ---------  ---------  ---------
Income before other
  income (expense)   $  991,465 $1,275,223 $  379,069 $  627,674
                     ---------- ---------- ---------- ----------
Other income (expense):
   Interest expense  $        0 $ (28,547) $        0 $  (14,024)
   Interest income       51,692          0     26,323          0
   Other income           4,856     52,554          0     35,203
                     ----------  ---------  ---------  ---------
     Total other income
     (expense)           56,548     24,007     26,323     21,179
                     ----------  ---------  ---------  ---------
Income before income
   taxes             $1,048,013 $1,299,230 $  405,392 $  648,853
Provision for income
   taxes:
   Current              362,235    444,165    136,091    272,912
   Deferred (benefit)    13,422     19,721     14,025    (42,887)

                     ---------- ---------- ---------- ----------
                        375,657    463,886    150,116    230,025
                     ---------- ---------- ---------- ----------
     Net income         672,356    835,344    255,276    418,828
                     ========== ========== ========== ==========
Earnings per common share:
   Basic             $     0.21 $     0.26 $     0.08 $     0.13
                     ========== ========== ========== ==========
   Diluted           $     0.18 $     0.23 $     0.07 $     0.11
                     ========== ========== ========== ==========
Weighted average common
   shares outstanding:
   Basic              3,244,695  3,249,698  3,247,020  3,251,451
                     ========== ========== ========== ==========
   Diluted            3,657,060  3,697,845  3,655,932  3,691,671
                     ========== ========== ========== ==========

See accompanying notes to condensed financial statements.

             ARROW-MAGNOLIA INTERNATIONAL, INC, AND SUBSIDIARY
              CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
          FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998


                                             1999      1998

                                             ----      ----
                                        (Unaudited)(Unaudited)
Cash flows from operating activities:
  Net income                            $  672,356  $  835,344
  Adjustments to reconcile net
     earnings to net cash
     provided by operating activities:
   Depreciation and amortization            90,929      71,035
   Deferred income taxes                    18,921      19,721
   Provision for doubtful accounts         181,458     244,796
   Compensation expense from issuance
      of stock options and warrants         12,787      36,886

   Changes in operating assets and
      liabilities:
     Receivables                          (819,994)   (788,760)
     Inventories                          (128,947)    (79,699)
     Prepaid income taxes                   66,500           0
     Other assets                           22,336       6,708
     Accounts payable                      124,081     119,659
     Accrued liabilities                    19,580     (24,923)
     Income taxes payable                  (63,295)     10,302
                                        ----------  ----------
          Net cash provided by
          operating activities             196,712     451,069
                                        ----------  ----------
Cash flows from investing activities:
   Purchase of short-term investments     (300,000)   (200,000)
   Proceeds from maturities of
     short-term investments                300,000     200,000
   Acquisition of property and equipment   (52,641)    (84,440)
                                        ----------  ----------
          Net cash (used) by investing
           activities                      (52,641)    (84,440)
                                        ----------  ----------
Cash flows from financing activities:
   Repayments of note payable                    0           0
   Repayments of long-term debt                  0     (69,240)
   Proceeds from issuance of common stock    2,396       2,579
                                        ----------  ----------
          Net cash provided(used) by
           financing activities              2,396     (66,661)
                                        ----------  ----------
Net increase in cash and cash equivalents $146,467  $  299,968

Cash and cash equivalents:
  Beginning of period                    2,386,719   1,878,919
                                        ----------  ----------
  End of period                         $2,553,186  $2,178,887
                                        ==========  ==========

See accompanying notes to condensed financial statements.

            ARROW-MAGNOLIA INTERNATIONAL, INC. AND SUBSIDIARY

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (UNAUDITED)

(1)  Basis of Presentation
     ---------------------

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


(2)  Earnings Per Share
     ------------------

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

Both basic and diluted EPS have been restated for all periods presented for the effects of the common stock dividend discussed in Note 3.

(3)  Stock dividend to be issued
     ---------------------------

     On May 27, 1999, the Company declared a 10% common stock dividend for the shareholders of record as of July 15, 1999. The declaration for the post-balance sheet issuance of common stock Under the stock dividend has been deducted from retained earnings and reflected in the Company's unaudited June 30, 1999, condensed balance sheet as a separate component of stockholders' equity.
On July 15, 1999, $29,654 and $1,045,286 was transferred from the stock dividend to be issued account to common stock and additional paid-in capitol, respectively.

Item 2.   Management's Discussion and Analysis or Plan of
Operation.
---------------------------------------------------------

Material Changes in Financial Condition.
----------------------------------------

     The Company's working capital (total current assets less total current liabilities), which was $5,208,449 as of December
31, 1998, increased to $5,948,035 as of June 30, 1999.   The
increase in working capital was primarily the result of growth in cash as a result of continued profitability in the quarter and increased trade accounts receivable and inventory resulting from intensive sales force recruitment and resultant sales, partially offset by increased accounts payable incurred in connection with setting up golf course market inventory.

     The Company's cash flow from operating activities for the quarter provided $196,712 as funds generated from earnings and management of accounts payable exceeded cash used to fund increased accounts receivable and inventories. Funds were also utilized to acquire property and equipment. The resulting increase in cash for the quarter was $146,467.

     The Company began construction of an additional 30,000 square feet of warehouse space to its existing facilities in May, 1999 and should have more than adequate funds on hand to complete this addition. The Company believes that its present financing is also otherwise adequate for its capital needs for the foreseeable future.

Material Changes in Results of Operations
-----------------------------------------

     Net sales for the six months ended June 30, 1999 decreased to $7,129,803 from $7,429,538, or 4.0%, from the same period of 1998 and to $3,633,757 from $3,799,339, or 4.4%, in the second quarter of 1999 as compared to the corresponding period of 1998. These modest decreases are primarily attributable to sales force realignment.

     Cost of sales as a percentage of net sales increased modestly to 55.7% of net sales for the six months ended June 30, 1999 as compared to 54.5% of net sales for the same period of 1998. For the second quarters of 1999 and 1998, cost of goods sold was 58.0% and 54.5%, respectively. Cost of goods sold has increased as a result of increased cost of raw materials and equipment.

     As a result, gross profit fell by 6.7% to $3,158,291 from $3,383,670 for the six months ended June 30, 1999 versus the comparable period of fiscal 1998 and by 11.9% to $1,525,899 from $1,731,231 for the second quarters of 1999 and 1998, respectively.

     General and administrative expenses increased by 2.8% and 3.9% for the comparable three month and six month periods, respectively. This increase reflects expenses associated with new sales managers and hiring of additional sales personnel.

     As a result of these factors, net income fell for the comparable six months periods to $672,356 from $835,344, or 19.5%, and for the comparable second quarters of 1999 and 1998 to $255,276 from $418,828, or 39.0%.

                        Part II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

     The annual meeting of shareholders of Arrow-Magnolia
International, Inc. was held on May 21, 1998, at which time the shareholders were asked to vote upon election of Directors and approval of the declaration of a 10% stock dividend.

     All nominees identified in the Company's proxy materials were elected. The votes in such election were tabulated as follows:

     Nominees                 For            Against

     Morris Shwiff            1,673,524          0
     Mark Kenner              1,673,524          0
     Fred Kenner              1,672,992        532
     Robert D. DeRosier       1,673,524          0
     Clifton R. Duke          1,673,524          0

     The votes to approve the dividend were tabulated as follows:

        For          Against   Abstain   Broker's Non Vote

     1,672,460        1,064       0            0

     Therefore, as contemplated, a 10% stock dividend was distributed on July 26, 1999 to shareholders of record as of July
15, 1999.


Item 6.   Exhibits and Reports.

     (a)  None

                                 SIGNATURE

Pursuant to the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ARROW-MAGNOLIA INTERNATIONAL,
                                   INC.



Date:  August 16, 1999            By:   /s/ Mark Kenner
     -------------------------          -------------------------
                                        Mark Kenner, Vice
                                        Chairman and Chief
                                        Executive Officer


Date:  August 16, 1999             By:  /s/ Fred Kenner
     -------------------------          -------------------------
                                        Fred Kenner, President
                                        and Chief Financial
                                        Officer