Form 10QSB
period 1999-09-30
ARROW MAGNOLIA INTERNATIONAL INC
filed 1999-11-12
CIK 61494

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For Quarter Ended:       September 30, 1999
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

                         X
                        Yes                   No

         Number of common shares outstanding as of September 30, 1999:

            Common Stock, $0.10 par value, 3,262,066 shares

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                               September 30, 1999

                             TABLE OF CONTENTS

                      PART I. FINANCIAL INFORMATION.


Item 1.   Financial Statements                              Page

     Arrow-Magnolia International, Inc.                     3
     Condensed Balance Sheets as of September 30, 1999
     (unaudited) and December 31, 1998.

     Arrow-Magnolia International, Inc.                     4
     Condensed Statements of Income for the Three and Nine Month Periods Ended September 30, 1999 and 1998
     (unaudited).

     Arrow-Magnolia International, Inc.                     5
     Condensed Statements of Cash Flows for the Nine
     Month Periods Ended September 30, 1999 and 1998
     (unaudited).

     Notes to Condensed Financial Statements (unaudited).   6

Item 2.   Management's Discussion and Analysis or           7
          Plan of Operation.



                       PART II.  OTHER INFORMATION.

Item 6.   Exhibits and Reports on Form 8-K.                 8

                  	   ARROW-MAGNOLIA INTERNATIONAL, INC.
                      		  CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                   September 30,	December 31,
            Assets                  1999             1998
                                   -----------	-----------
                                   (Unaudited)
Current assets:
  Cash and cash equivalents        $2,653,166   	$2,386,719
  Short-term investments              300,000       300,000
  Trade accounts receivable,
    less allowance for doubtful
    accounts of $383,119 in 1999
    and $414,276 in 1998            3,037,136     2,347,320
  Inventories                         910,196       702,615
  Prepaid income taxes                      0        70,861
  Deferred income taxes               161,307       144,300
  Other assets                          8,325        27,315
                                   ----------    ----------
     Total current assets          $7,070,130   	$5,979,130

Property and equipment, cost        1,847,757     1,702,527
Accumulated depreciation           (1,005,809)     (898,387)

Intangible assets, net                126,694   	   131,247
Notes receivable                       40,000        40,000
Deferred income taxes                       0        27,200
Other assets, at cost                   2,700         2,700
                                     --------    ----------

     Total assets                  $8,081,472   	$6,984,417
                                   ==========    ==========

     Liabilities and stockholders' equity
     ------------------------------------
Current liabilities:
  Accounts payable                  $  574,984   $  491,447
  Accrued liabilities                  258,392   	   215,939
  Income taxes payable                  27,977       63,295
                                    ----------    ----------
     Total current liabilities      $  861,353   $  770,681

Deferred income taxes                    7,900            0
Deferred compensation                  104,500      104,500
                                    ----------    ----------
     Total liabilities              $  973,753   $  875,181
                                    ----------    ----------
Stockholders' equity:
  Preferred stock - par value $.10;
  authorized 500,000
  shares; none issued               $        0   	$        0
Common stock - par value $.10;
  authorized 10,000,000
  shares; issued 3,262,066 shares in
  1999 and 2,958,990 shares in 1998    326,206      295,899
Additional paid-in capital           5,607,214    4,546,795
Retained earnings                    1,235,767    1,328,010
Less cost of 13,500 shares of
 common stock in treasury              (61,468)     (61,468)
                                     ----------   ----------
     Total stockholders' equity     $7,107,719   	$6,109,236
                                     ----------   ----------
     Total liabilities and
     stockholders' equity           $8,081,472   	$6,984,417
                                     ==========   ==========

See accompanying notes to condensed financial statements.

                		  ARROW-MAGNOLIA INTERNATIONAL, INC.

                  	   CONDENSED STATEMENTS OF INCOME
                    FOR THE NINE AND THREE MONTH PERIODS
                      ENDED SEPTEMBER 30, 1999 AND 1998

                              Nine months         Three months
                           ended September 30   ended September 30
                           ------------------   ------------------
                              1999      1998      1999      1998
                              ----      ----      ----      ---
                    (Unaudited)(Unaudited)(Unaudited) (Unaudited)
Net sales           $10,898,296 $10,879,241 $3,768,493 $3,449,703
Cost of sales         6,159,982   6,059,912  2,188,470  2,014,044
                     ----------  ---------- ---------- ----------
     Gross profit    $4,738,314  $4,819,329 $1,580,023 $1,435,659

General and admini-
  strative expenses   3,299,105   3,166,287  1,132,279  1,057,840

                     ----------   ---------  ---------  ---------
Income before other
  income (expense)   $1,439,209  $1,653,042 $  447,744 $  377,819
                     ----------  ---------- ---------- ----------
Other income (expense):
   Interest expense  $        0  $  (39,900)$        0 $  (11,353)
   Interest income       79,442           0     27,750          0
   Other income           4,856      72,636          0     20,082
                     ----------   ---------  ---------  ---------
     Total other income
     (expense)           84,298      32,736     27,750      8,729
                      ----------  ---------  ---------  ---------
Income before income
   taxes             $1,523,507  $1,685,778 $  475,494 $  386,548
Provision for income
   taxes:
   Current              527,072     576,978    164,837    132,814
   Deferred (benefit)    18,093      14,378      4,671     (5,344)

                      ---------- ---------- ---------- ----------
                        545,165     591,356    169,508    127,470
                      ---------- ---------- ---------- ----------
     Net income         978,342   1,094,422    305,986    259,078
                      ========== ========== ========== ==========
Earnings per common share:
   Basic             $     0.30 $      0.34 $     0.09 $     0.08
                     ==========  ========== ========== ==========
   Diluted           $     0.27 $      0.30 $     0.08 $     0.07
                     ==========  ========== ========== ==========
Weighted average common
   shares outstanding:
   Basic              3,244,695   3,251,353  3,247,020  3,254,662
                     ==========  ========== ========== ==========
   Diluted            3,657,060   3,689,772  3,655,932  3,693,610
                     ==========  ========== ========== ==========

See accompanying notes to condensed financial statements.

                 	ARROW-MAGNOLIA INTERNATIONAL, INC.
                 	CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998


                                             1999      1998

                                             ----      ----
                                        (Unaudited)(Unaudited)
Cash flows from operating activities:
  Net income                            $  978,342  $1,094,422
  Adjustments to reconcile net
     earnings to net cash
     provided by operating activities:
   Depreciation and amortization           137,234     116,553
   Deferred income taxes                    18,093      14,378
   Provision for doubtful accounts         277,534           0
   Compensation expense from issuance
      of stock options and warrants         12,787      36,886

   Changes in operating assets and
      liabilities:
     Receivables                          (967,350)    (59,416)
     Inventories                          (207,581)   (100,136)
     Prepaid income taxes                   70,861           0
     Other assets                           18,990        (953)
     Accounts payable                       83,537     111,933
     Accrued liabilities                    42,453      11,946
     Income taxes payable                  (29,820)    (30,439)
                                        ----------  ----------
          Net cash provided by
          operating activities             435,080   1,195,174
                                        ----------  ----------
Cash flows from investing activities:
   Purchase of short-term investments     (300,000)   (100,000)
   Proceeds from maturities of
     short-term investments                300,000     100,000
   Acquisition of property and equipment  (170,489)   (148,872)
                                        ----------  ----------
          Net cash (used) by investing
           activities                     (170,489)   (148,872)
                                        ----------  ----------
Cash flows from financing activities:
   Repayments of note payable                 (540)          0
   Repayments of long-term debt                  0    (101,361)
   Proceeds from issuance of common stock    2,396       2,579
   Acquisitions of treasury stock                0     (11,201)
                                        ----------  ----------
          Net cash provided(used) by
           financing activities              1,856    (109,983)
                                        ----------  ----------
Net increase in cash and cash equivalents $266,447  $  936,319

Cash and cash equivalents:
  Beginning of period                    2,386,719   1,878,919
                                        ----------  ----------
  End of period                         $2,653,166  $2,815,238
                                        ==========  ==========

See accompanying notes to condensed financial statements.

ARROW-MAGNOLIA INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
 (Unaudited)

(1)  Basis of Presentation

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Material Changes in Financial Condition.

	The Company's working capital (total current assets less total current liabilities), which was $5,208,449 as of December 31, 1998, increased to
$6,208,777 as of September 30, 1999.   The increase in working capital was
primarily the result of growth in cash as a result of continued profitability in the quarter and increased trade accounts receivable resulting from intensive sales force recruitment and resultant sales, partially offset by increased accounts payable incurred in connection with setting up golf course market inventory.

	The Company's cash flow from operating activities for the nine months provided $435,080 as funds generated from earnings, management of accounts payable and reduction of the provision for doubtful accounts exceeded cash used to fund increased accounts receivable and inventories. A total of $170,489 was also utilized to acquire property and equipment, primarily related to the construction of additional warehouse space. The resulting increase in cash for the quarter was $266,447.

	The Company began construction of an additional 30,000 square feet of warehouse space to its existing facilities in May 1999 and should have more than adequate funds on hand to complete this addition. The Company believes that its present financing is also otherwise adequate for its capital needs for the foreseeable future.

Material Changes in Results of Operations

	Net sales for the nine months ended September 30, 1999 increased to $10,898,296 from $10,879,241, or less than 1.0%, from the same period of 1998 and to $3,768,493 from $3,449,703, or 9.2%, in the third quarter of 1999 as compared to the corresponding period of 1998. The Company began to see the benefits during the third quarter of the sales force realignment conducted during prior quarters. That realignment caused the results for the first two fiscal quarters to lag behind historical results for the prior year.

	Cost of sales as a percentage of net sales increased modestly to 56.5% of net sales for the nine months ended September 30, 1999 as compared to 55.7% of net sales for the same period of 1998. For the third quarters of 1999 and 1998, cost of goods sold was 58.1% and 58.4%, respectively. Cost of goods sold has increased as a result of increased cost of raw materials and equipment.

	As a result, gross profit fell by 1.7% to $4,738,314 from $4,819,329 for the nine months ended September 30, 1999 versus the comparable period of fiscal 1998, but increased by 10.1% to $1,580,023 from $1,435,659 for the third quarters of 1999 and 1998, respectively. Gross profit improved during the third quarter as a result of increasing sales.

 	General and administrative expenses increased by 4.1% and 7.0% for the comparable nine month and three month periods, respectively. These increases reflect expenses associated with new sales managers and hiring of additional sales personnel.

	As a result of these factors, net income fell for the comparable nine months periods to $978,342 from $1,094,422, or 10.6%, but increased for the comparable third quarters of 1999 and 1998 to $305,986 from $259,078, or 18.1%.


Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports.

     (a)  None

                                 SIGNATURE

Pursuant to the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ARROW-MAGNOLIA INTERNATIONAL,
                                   INC.



Date:  November 10, 1999            By:   /s/ Mark Kenner
     -------------------------          -------------------------
                                        Mark Kenner, Vice
                                        Chairman and Chief
                                        Executive Officer


Date:  November 10, 1999             By:  /s/ Fred Kenner
     -------------------------          -------------------------
                                        Fred Kenner, President
                                        and Chief Financial
                                        Officer