Form 10-K
period 1999-12-31
ARROW MAGNOLIA INTERNATIONAL INC
filed 2000-03-31
CIK 61494

CONFORMED COPY

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-KSB

                      ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999
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

	Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.  Yes  ( x )    No (    )

	Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment of this Form 10-KSB.   (    )

	Issuer's revenues for the fiscal year ended December 31, 1999 were:
$14,001,716

	The aggregate market value of the registrant's voting stock held by non-affiliates as of December 31, 1999 was: $3,321,927 (* see note on index page).

	The number of shares outstanding of each class of registrant's common stock as of December 31, 1999 was: Common Stock, par value $0.10 per share, 3,248,566 shares.
___________________
Documents Incorporated by Reference

	Portions of the registrant's definitive proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held on May 24, 2000 are incorporated by reference in Part III of this Form 10-KSB.

	Transitional Small Business Disclosure Format:  	Yes      No    X

	                 ARROW-MAGNOLIA INTERNATIONAL, INC.
	                   ANNUAL REPORT ON FORM 10-KSB
	                           INDEX
Securities and Exchange Commission
Item Number and Description              					Page

	                           PART I

Item 1.   Description of Business..................................  1
Item 2.   Description of Property..................................  2
Item 3.   Legal Procee.............................................  2
Item 4.   Submission of Matters to a Vote of Security-Holders......  3

	                           PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.  3
Item 6.   Management's Discussion and Analysis or Plan of Operation  4
Item 7.   Financial Statements.....................................  5
Item 8.   Changes in and Disagreements With Accountants on Accounting
	    and Financial Disclosure.................................  5

	                           PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
	    Compliance with Section 16(a) of the Exchange Act........  6
Item 10.  Executive Compensation...................................  6
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management ...    	                                       6
Item 12.  Certain Relationships and Related Transactions...........  6
Item 13.  Exhibits and Reports on Form 8-K.........................  6

Index To Financial Statements and Schedules.........................  F-1

Signatures..........................................................


       *	The figure indicated on the cover page as to the aggregate market value of shares of issuer's voting stock held by nonaffiliates, as such figure relates to shares held by affiliates, represents the issuer's best good faith estimate for purposes of this annual report on Form 10-KSB and for no other purpose. The aggregate market value indicated is based upon the last sales price of the issuer's common stock as reported by the NASDAQ SmallCap Market as of December 31, 1999. See "Market for Common Equity and Related
Stockholder
Matters."

                      ARROW-MAGNOLIA INTERNATIONAL, INC.
	                    Form 10-KSB Annual Report
	                    For the Fiscal Year Ended
	                      December 31, 1999

	                             PART I

ITEM 1. DESCRIPTION OF BUSINESS.

	Arrow-Magnolia International, Inc., a Texas corporation (the "Company" or "Arrow-Magnolia"), was incorporated in the State of Texas in 1937.

	The Company's business consists primarily of the manufacture and distribution of approximately 400 specialty chemical products for use in cleaning and maintaining equipment and general maintenance and sanitation. The Company's manufacturing operations blend, to the Company's specifications and according to the Company's procedures, a variety of chemicals to create the Company's products. The Company packages products that it blends or manufacturesand, in addition, purchases products that have been blended or manufactured and then packaged under the Company's private labels by third parties. The Company also distributes certain nonchemical products, such as paper and other janitorial supplies, related to its chemical products. The Company's products, including its nonchemical products, are marketed throughout the United States, Canada and other countries to a variety of consumers. No single customer accounted for as much as 10% of its total net sales during 1999, 1998 or 1997.

	The Company's product line includes aircraft coatings, cleaners, corrosion preventatives, degreasers and air fresheners; construction chemicals such as release agents, concrete strippers, safety solvents, custom lubricants and rust reconverters; and telecommunication formulations such as refinishers, cable cleaners, graffiti removers and fiber optic lubricants. Sanitation and maintenance products sold by the Company include soaps, enzymes, deodorants, germicides, insecticides, disinfectants and miscellaneous janitorial supplies. Nonchemical products sold by the Company include parts washers, sprayers, paper products and poly liners. The Company's products are designed and packaged fforlarge-scale users rather than individual household consumers.

	The Company currently manufactures certain of its products in order to give the Company greater control over its inventory in terms of quality and availability of goods. Cost savings are also effected through elimination of outside vendor overhead and profit and through reductions in the cost of carrying finished goods inventory versus raw materials. Currently the Company manufactures approximately 60% of its products (measured by 1999 sales expressedin dollars). The raw materials necessary for manufacture of the Company's products and the finished products resold by the Company are readily available from numerous sources and the Company is not dependent on any particular supplier for these items.

	The Company markets its products primarily through its own sales personnel consisting of ten sales managers and independent contractors (90 persons) and distributors (12 companies). In addition, the Company exhibits its products at national and international trade shows. The Company attends, on a regular basis,major trade shows annually. The Company has no material backlog of orders for its products.

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

Employees

	As of December 31, 1999, the Company employed forty-five (45) full-time employees, including its warehouse personnel and administrative, accounting, clerical and sales personnel. In addition, the Company retained the services as independent contractors of ninety (90) sales representatives. None of the Company's employees are covered by union contracts, and the Company considers its relationship with its employees to be excellent.

ITEM 2.   DESCRIPTION OF PROPERTY.

	The principal executive and warehouse facilities of the Company are located in a steel, glass, brick and concrete building owned by the Company at 2646 Rodney Lane, Dallas, Texas. These facilities occupy approximately 70,000 square feet of floor space, of which 60,000 square feet are devoted to warehousing and shipping and manufacturing, and 10,000 square feet to administrative and executive offices.

	The Company believes that all of its plant and office facilities are in good condition and adequately insured.

	The Company does not as a regular aspect of its business acquire interests in real estate for purposes of investment or acquire securities of or interests in persons engaged in real estate activities.

ITEM 3.   LEGAL PROCEEDINGS.

	Other than as described below, the Company is not a party to, nor is any of its property the subject of, any legal proceedings other than routine litigation incidental to its business.

	On May 21, 1999, the Company and three of its employees were named as defendants in an action filed by Parkway Research Company in the 189th Judicial District Court of Harris County, Texas. The plaintiff alleges that the Company hired the defendant employees and obtained from them confidential and proprietary information of the plaintiff, encouraged other employees to leave the employ of plaintiff and made claims concerning the Company's products that caused confusion regarding the plaintiff's products. The plaintiff seeks unspecified actual and punitive damages and attorneys' fees. The Company denies these claims and its insurer is providing a defense.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

	No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1999, to a vote of the Company's security holders, through solicitation of proxies or otherwise.


PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

	The Company's common stock is included for quotation on the NASDAQ SmallCap Market tier of the NASDAQ Stock Market under the trading symbol "ARWM". The following table sets forth the high and low sales prices in the common stock during the last eight quarters reported in that market as adjusted for 10% stock dividends which became effective July 15, 1999 and July 14, 1998, respectively:


Fiscal 1999                     High             Low
-----------                     ----             ----
  Fourth Quarter	              $4.44            $1.94
  Third Quarter                  4.00             3.00
  Second Quarter                 4.21             3.24
  First Quarter                  4.21             3.41

Fiscal 1998
-----------
  Fourth Quarter                $4.77            $3.64
  Third Quarter                  5.78             3.86
  Second Quarter                 6.41             4.75
  First Quarter                  5.74             4.55



	The approximate number of record holders of the Company's Common Stock as of December 31, 1999, was 350.

	The Company has paid no cash dividends with respect to its Common Stock since 1988, when it paid a dividend of $0.05 per share. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

	The following table sets forth for the periods indicated the relative percentages that certain items included in the consolidated statements of income bear to net sales and the percentage changes of such items as compared to the indicated prior period:



                                                           Increase (Decrease)
                                                           From Prior Period
                                                           Years Ended
                             Percentage of Net Sales       ------------------
                             Years Ended December 31       1999       1998
                             ------------------------       vs.        vs.
                             1999     1998      1997       1998       1997
                             ----     ----      ----       ----       ----

Net sales                    100.0%   100.0%    100.0%      1.7%      8.0%
Cost of sales                 57.2%    56.1%     56.4%      3.7%      7.3%
Gross profit                  42.8%    43.9%     43.6%     (0.9)%     8.9%
General and administrative
  expenses                    31.9%    30.5%     28.0%      6.2%     17.6%
Income before other income
  (expense)                   11.0%    13.4%     15.5%    (16.9)%    (6.7)%
Income before income taxes    11.8%    13.6%     15.6%    (12.4)%    (5.2)%
Net income                     7.5%     8.8%     10.0%    (13.2)%    (5.4)%


Comparison of Annual Results.

	Net sales for fiscal year 1999 increased 1.7% to $14,001,716 from $13,769,007 versus fiscal year 1998 after increasing 8.0% from fiscal 1997 to fiscal 1998. Cost of sales as a percentage of net sales increased to 57.2% in fiscal 1999 from 56.1% in fiscal 1998 and 56.4% in fiscal 1997. The increase in sales from 1998 to 1999 is primarily attributable to the extension of sales coverage through the addition of sales personnel under an ongoing hiring program. As a result of increased hiring and training expenses associated with the addition of these sales personnel, gross profit decreased by 0.9% to $5,996,902 from $6,050,299 for fiscal 1999 versus fiscal 1998, after increasing by 8.9% from fiscal 1997 to fiscal 1998.

	General and administrative expenses rose to 31.9% of net sales in fiscal 1999 primarily as the result of expenses associated with hiring additional sales personnel, such as increased travel expense. General and administrative expenses also increased as a percentage of net sales to 30.5% in fiscal 1998 from 28.0% in fiscal 1997. In addition to hiring additional sales personnel, during fiscal 1998 the Company increased its reserve for bad debt to 4.0% of net sales from 2.2% of net sales.

	Other income generated $110,766 in income during fiscal 1999 and $31,958 in income during fiscal 1998, primarily as the result of interest earned on excess cash in excess of interest paid.

	As a result of these factors, for the fiscal year ended December 31, 1999, net income fell to $1,048,062 versus $1,207,280 for fiscal 1998 and $1,275,847 for fiscal 1997.

Liquidity and Capital Resources.

	The Company's working capital (total current assets less total current liabilities), which was $5,208,449 as of December 31, 1998, improved to $5,484,646 as of December 31, 1999. The Company's current assets increased as the Company's cash increased due to continuing profitability. Current liabilities increased due to the addition of equipment, such as sprayers, used to support sales and the resulting increase in accounts payable.

	As shown in the Company's statements of cash flows for 1999, the Company generated $1,300,216 in cash flow from operations as the Company continued to capitalize on its profitability, partially offset by increases in receivables resulting from its sustained growth. The Company utilized $996,736 in investing activities as it purchased property and equipment, primarily related to the construction of an additional 30,000 square feet of warehouse space to its existing facilities at a total cost of $675,000. A total of $20,142 was provided by financing activities as the result of exercise of outstanding options to purchase common stock.

	At December 31, 1999, the Company had $1,250,000 available under a revolving line of credit bearing interest at the lender's prime rate (7.75% at December 31, 1999) and is collateralized by certain accounts receivable and inventories. At December 31, 1999, there was no outstanding balance under this note. The credit agreement contains various debt covenants, the most restrictive of which requires the Company to maintain certain minimum
financial requirements as of December 31, 1999.   The Company believes that
its present financing is also otherwise adequate for its capital needs for the foreseeable future.

ITEM 7.   FINANCIAL STATEMENTS.

	Included at pages F-1 through F-17 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

	KPMG LLP ("KPMG") was previously the principal accountant for Arrow-Magnolia. During 1998, the Company and KPMG engaged in discussions concerning fees for performing such work in the future, but were unable to reach agreement. Effective November 18, 1998, KPMG resigned.

	The former accountants' audit reports on financial statements of Arrow-Magnolia International, Inc. as of December 31, 1997 and for the fiscal year ended December 31, 1997 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audit of the fiscal year ended December 31, 1997, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope procedures which, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

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

                                  PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

	Information relating to the Company's Directors and executive officers will be set forth under the heading "Election of Directors and Information as to Directors, Nominees and Executive Officers" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 24, 2000, which will be filed with the Securities and Exchange Commission on or about April 30, 1999, and such information is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

	Information relating to executive compensation will be set forth under the heading "Executive Compensation" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 24, 2000, which will be filed with the Securities and Exchange Commission on or about April 30, 1999, and such information is incorporated herein by reference.


ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

	Information relating to the ownership of certain beneficial owners and management of the Company's Common Stock will be set forth under the heading "Securities Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 24, 2000, which will be filed with the Securities and Exchange Commission on or about April 30, 1999, and such information is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

	Information relating to the business relationships and related transactions with respect to the Company and certain Directors and nominees for election as Directors is set forth under the heading "Certain Transactions" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 24, 2000, which will be filed with the Securities and Exchange Commission on or about April 30, 1999, and such information is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

	No.                         		Exhibit
      ---                                 -------
      3.1 Articles of Incorporation, as amended, of Arrow-Magnolia International, Inc. (1).

      3.2         Bylaws of Arrow-Magnolia International, Inc.

      10.19 Arrow-Magnolia International, Inc. Amended and Restated Non-Qualified Stock Option Plan (2).

      10.20 Credit Loan Agreement dated August 5, 1994 between Arrow-Magnolia International, Inc. and Chase Bank of Texas (2).

      10.21 Extension and Modification Agreement dated August 18, 1994 between Arrow-Magnolia International, Inc. and Chase Bank of Texas (2).

	10.22		1998 Stock Bonus Plan (3).

	23.1		Consent of Independent Auditors.

	23.2		Consent of Independent Auditors.





(1)	Filed as Exhibit 3.1 to Arrow-Magnolia International, Inc. Form 10-K for
the fiscal year ended December 31, 1988 and incorporated herein by reference.

(2)	Filed as Exhibits 10.19, 10.20 and 10.21 to Arrow-Magnolia
International, Inc. Form 10-KSB for the fiscal year ended December 31, 1994 and incorporated herein by reference.

(3)	Filed as Exhibit 10.19 to Arrow-Magnolia International, Inc. Form S-8
Registration Statement No. 333-47709 filed on March 10, 1998 and incorporated herein by reference.


(b)  Reports on Form 8-K.

	None.

	                    ARROW-MAGNOLIA  INTERNATIONAL, INC.

	                Index to Financial Statements and Schedule



											Page
                                                                  ----
Independent Auditors' Reports							F-2

Financial Statements:

	Balance Sheets as of December 31, 1999 and 1998			F-4

	Statements of Income for the years ended December
      31, 1999, 1998 and 1997		                              F-5

	Statements of Stockholders' Equity for the years
      ended December 31, 1999, 1998
	and 1997									F-6

	Statements of Cash Flows for the years ended
       December 31, 1999, 1998 and 1997		                  F-7

      Notes to Financial Statements	      				F-8

	                     INDEPENDENT AUDITORS' REPORT





The Stockholders and Board of Directors
Arrow-Magnolia International, Inc.


We have audited the accompanying balance sheets of Arrow-Magnolia
International, Inc. as of December 31, 1999 and 1998, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material supporting includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arrow-Magnolia International, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                           PHILIP VOGEL & CO. PC




                                            Certified Public Accountants

Dallas, Texas
February 18, 2000

                           INDEPENDENT AUDITORS' REPORT





The Stockholders and Board of Directors
Arrow-Magnolia International, Inc.


We have audited the accompanying statements of income, stockholders' equity and cash flows of Arrow-Magnolia International, Inc. for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Arrow-Magnolia International, Inc. for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                              KPMG LLP




Dallas, Texas
February 6, 1998

	                   ARROW-MAGNOLIA INTERNATIONAL, INC.
                                  BALANCE SHEETS
	                      DECEMBER 31, 1999 AND 1998

                                      1999                1998
        Assets                        ----                ----
Current assets:
  Cash and cash equivalents          $2,710,341          $2,386,719
  Short-term investments                300,000            300,000
  Trade accounts receivable,
    less allowance for doubtful
    accounts of $438,990 in 1999
    and $414,276 in 1998              2,373,686          2,347,320
  Inventories                           672,068            702,615
  Prepaid income taxes                   79,961             70,861
  Deferred income taxes                 184,900            144,300
  Other assets                            9,247             27,315
                                     ----------         ----------
    Total current assets             $6,330,203         $5,979,130

Property and equipment, net           1,650,918            804,140
Intangible assets, net                  125,176            131,247
Notes receivable                         40,000             40,000
Deferred income taxes                         0             27,200
Other assets, at cost                     2,700              2,700
                                     ----------         ----------
    Total assets                     $8,148,997         $6,984,417
                                     ==========         ==========
       Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                     $584,549           $491,447
Accrued liabilities                     236,510            215,939
Income taxes payable                     24,498             63,295
                                      ---------          ---------
    Total current liabilities          $845,557           $770,681

Deferred income taxes                    21,500                  0
Deferred compensation                   104,500            104,500
                                      ---------          ---------
    Total liabilities                  $971,557           $875,181
                                      ---------          ---------
Commitments and contingencies (see Note I)

Stockholders' equity:
  Preferred stock - par value $.10,
  authorized 500,000 shares; none issued     $0                 $0
Common stock - par value $.10, authorized
  10,000,000 shares; issued shares
  3,262,066 in 1999 and 2,958,990 shares
  in 1998                               326,207            295,899
Additional paid-in capital            5,607,214          4,546,795
Retained earnings                     1,305,487          1,328,010
Less cost of 13,500 shares of common
  stock in treasury                     (61,468)           (61,468)
                                     ----------         ----------
Total stockholders' equity           $7,177,440         $6,109,236
                                     ----------         ----------
Total liabiliities and stockholders'
  equity                             $8,148,997         $6,984,417
                                     ==========         ==========

The accompanying notes are an integral part of these statements.

	                    ARROW-MAGNOLIA INTERNATIONAL, INC.
	                        STATEMENTS OF INCOME
	             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                       1999           1998            1997
                                     -----------    -----------     ----------
Net sales                            $14,001,716    $13,769,007    $12,748,100
Cost of sales                          8,004,814      7,718,708      7,192,907
                                     -----------    -----------     ----------
Gross profit                          $5,996,902     $6,050,299     $5,555,193

General and administrative expenses    4,461,476      4,202,927      3,574,817
                                     -----------    -----------     ----------
Income before other income (expense)  $1,535,426     $1,847,372     $1,980,376
                                     -----------    -----------     ----------
Other income (expense):
Interest expense                              $0       $(69,278)     $(64,989)
Interest income                          110,244         87,616         62,946
Other income                                 522         13,620          4,475
                                     -----------    -----------     ----------
Total other income (expense)            $110,766        $31,958         $2,432
                                     -----------    -----------     ----------
Income before income taxes            $1,646,192     $1,879,330     $1,982,808

Provision for income taxes               598,130        672,050        706,961
                                     -----------    -----------     ----------
Net income                            $1,048,062     $1,207,280     $1,275,847
                                     ===========    ===========    ===========



Earnings per common share:

Basic                                      $0.32          $0.37          $0.40
                                     ===========    ===========    ===========

Diluted                                    $0.29          $0.33          $0.35
                                     ===========    ===========    ===========


The accompanying notes are an integral part of these statements.

                         ARROW-MAGNOLIA INTERNATIONAL, INC.
                         STATEMENTS OF STOCKHOLDERS' EQUITY
	          FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                    Common stock    Additional           Cost of     Total
                   Shares            paid-in   Retained  treasurystockholders'
               Outstanding  Amount   capital   earnings   stock      equity
               -----------  ------   -------   --------   -------  -----------
Balances at
December 31,
1996           2,373,120  $237,312  $1,347,748  $1,743,755      $0  $3,328,815

10% stock
dividend         237,312    23,731   1,127,232  (1,150,963)      0           0

Exercise of
stock options
and related
tax benefits       6,960       696      13,688           0       0      14,384

Exercise of
stock warrants
and related
tax benefits      64,000     6,400     262,514           0       0     268,914

Expense resulting
from issuance of
stock warrants         0         0      25,000           0       0      25,000

Net income             0         0           0   1,275,847       0   1,275,847
               --------- ---------  ----------  ----------   -----    --------
Balances at
December 31,
1997           2,681,392  $268,139  $2,776,182  $1,868,639      $0  $4,912,960

10% stock
dividend         268,909    26,891   1,721,018  (1,747,909)      0           0

Exercise of
stock options
and related
tax benefits      4,356       436      10,351            0       0      10,787

Expense resulting
from issuance of
stock warrants        0         0       7,720            0       0       7,720

Shares issued
pursuant to stock
bonus plan        4,333       433      31,524            0       0      31,957

Purchase of
13,500 shares
of common
stock for
treasury        (13,500)       0            0            0  (61,468)  (61,468)

Net income            0        0            0    1,207,280        0  1,207,280
               -------- --------  -----------   ----------   ------   --------

Balances at
December 31,
1998          2,945,490 $295,899   $4,546,795   $1,328,010 $(61,468)$6,109,236

10% stock
dividend       295,185   29,519    1,040,527    (1,070,585)       0      (539)

Exercise of
stock options
and related
tax benefits     4,791      479        7,414             0        0      7,893

Shares issued
pursuant to
stock bonus
plan             3,100      310       12,478             0        0     12,788

Net income           0        0            0     1,048,062        0  1,048,062
             --------- --------  -----------   -----------  -------   --------
Balances at
December 31,
1999         3,248,566 $326,207   $5,607,214    $1,305,487 $(61,468)$7,177,440
             ========= ========  ===========   ===========  ======= ==========


The accompanying notes are an integral part of these statements.

                         ARROW-MAGNOLIA INTERNATIONAL, INC.
                             STATEMENTS OF CASH FLOWS
	          FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                   1999            1998             1997
                                ----------      ----------       ----------
Cash flows from operating activities:
Net income                      $1,048,062      $1,207,280       $1,275,847

Adjustments to reconcile
net income to net cash
provided by operating
activities:
    Depreciation and
      amortization                 156,029         152,173          143,748
    Deferred income taxes            8,100         (23,642)         (45,086)
    Provision for doubtful
      Accounts                     381,764         548,547          291,901
    Compensation expense
      from issuance of stock
      options and warrants               0               0          129,500

Changes in operating assets
and liabilities:
    Receivables                   (408,130)       (122,515)      (1,479,701)
    Inventories                     30,547        (101,458)         (84,585)
    Prepaid income taxes            (9,100)        (70,861)               0
    Other assets                    18,068            (683)          (8,531)
    Accounts payable                93,102         (79,979)         125,966
    Accrued liabilities             20,571            (385)          55,295
    Income taxes payable           (38,797)        (76,986)            (630)
                                ----------      ----------        ---------
      Net cash provided by
      operating activities      $1,300,216      $1,431,491         $403,724
                                ----------      ----------        ---------

Cash flows from investing activities:

Proceeds from sale of
short-term investments           $300,000         $300,000         $300,000
    Purchase of short-term
      investments                (300,000)        (300,000)        (300,000)
    Acquisition of property
      and equipment              (996,736)        (211,326)        (286,301)
                                ---------        ---------        ---------
      Net cash provided (used)
      by investing activities   $(996,736)       $(211,326)       $(286,301)
                                ---------        ---------        ---------

Cash flows from financing activities:

Proceeds from issuance of
note payable                           $0               $0          $12,000
   Repayments of note payable           0         (600,000)         (57,000)
   Repayments of long-term debt         0         (101,361)        (133,484)
   Proceeds from issuance of
     common stock                  20,681           50,464          184,980
   Cash issued in lieu of
     fractional shares               (539)               0                0
   Purchase of common stock
     for treasury                       0          (61,468)               0
                                ---------        ---------         --------








Net cash provided (used) by
financing activities              $20,142        $(712,365)          $6,496
                                ---------        ---------         --------

Net increase in cash and
cash equivalents                 $323,622         $507,800         $123,919

Cash and cash equivalents:
Beginning of year               2,386,719        1,878,919        1,755,000
                               ----------       ----------       ----------
End of year                    $2,710,341       $2,386,719       $1,878,919
                               ==========       ==========       ==========


The accompanying notes are an integral part of these statements.

Note A - Summary of significant accounting policies:

Basis of presentation
---------------------
The financial statements include the accounts of Arrow-Magnolia International, Inc. (Arrow) and its wholly-owned subsidiary, Bio/Dyne Chemical Company (Bio/Dyne) (collectively the Company), for periods prior to 1998. All significant intercompany balances and transactions were eliminated in consolidation. During 1992, Arrow sold the assets of Bio/Dyne to a group of unrelated individuals in exchange for a $40,000 note receivable. During 1997, the corporate entity of Bio/Dyne was terminated. The effects of these transactions were not material to the financial statements of Arrow.

Nature of the operations
------------------------
The Company is engaged in the sale and distribution of chemical products, primarily industrial and institutional cleaning and maintenance supplies and related products, to industrial users, telephone supply distributors, governmental agencies and school systems. The Company's customers operate in many different industries and geographic regions. No single customer accounted for more than 10% of net sales in 1999, 1998 or 1997.

Use of estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of credit risk
-----------------------------
In the ordinary course of business, the Company extends unsecured credit to its customers with payment terms generally 30 - 90 days. In addition, the terms of sale generally provide for the limited ability to return the product under certain conditions. Returns of merchandise have historically not been significant to the Company. Because of the credit risk involved, management has provided an allowance for doubtful collections which reflects its opinion of the amounts which will eventually become uncollectible. In the event of complete nonperformance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of nonperformance.

At December 31, 1999, the Company had cash balances of approximately $370,000 in banking institutions in excess of federally insured amounts. These balances are therefore considered outstanding items. The Company also had approximately $1,200,000 of its funds invested in uninsured money accounts at December 31, 1999. These funds are managed by outside investment management firms in short-term instruments with maturities of 120 days or less.

Cash equivalents and statements of cash flows
---------------------------------------------
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $988,119 and $989,967 at December 31, 1999 and 1998, respectively, consist of U.S. treasury bills with original maturities of less than three months.

Cash paid for interest during 1999, 1998 and 1997 was $9,111, $60,167 and $64,989, respectively. Cash paid for income taxes during 1999, 1998 and 1997 was $637,927, $843,539 and $752,677, respectively.

Short-term investments
----------------------
Short-term investments at December 31, 1999 and 1998 represent investments in bank certificates of deposit.

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

-----------------------------
Effective July 20, 1999, the Company issued a 10% stock dividend on all outstanding shares. As a result, all share and per share information has been retroactively restated to give effect to the dividend. Shares used in calculating basic and diluted income per share are as follows:

                                    1999            1998            1997
                                  ---------       ---------      ---------
Weighted average common shares
   outstanding                    3,246,602       3,249,928      3,175,039

Dilutive securities:
   Common stock options             770,690         774,765        784,549
   Warrants to service providers          0               0         56,467
   Assumed repurchase of common
      shares                       (355,010)       (338,971)      (400,048)
                                  ---------       ---------      ---------
Weighted average common shares
   outstanding - diluted basis    3,662,282       3,685,722      3,616,007
                                  =========       =========      =========

Stock option plan
----------------
Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide proforma net income and proforma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-valued-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the proforma disclosure provisions of SFAS No. 123.

Impairment of long-lived assets and long-lived assets to be disposed of
-----------------------------------------------------------------------
The Company has adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the years ended December 31, 1999, 1998 and 1997, the Company's analyses indicated that there was not an impairment of its long-lived assets.

Transfers and servicing of financial assets and extinguishment of liabilities
-----------------------------------------------------------------------------
The Company has adopted the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

Reporting comprehensive income and operating segments
-----------------------------------------------------
The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements has had no impact on the Company's financial position, results of operations, cash flows, or related disclosures.

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

Year 2000
---------
In 1996, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. During 1997, the Company began the conversion of its computer systems. During 1998, the Company was informed that substantially all its operating programs were Year 2000 compliant. The Year 2000 problem is the result of computer programs being written using two-digits rather than four to define the applicable year. The Company has expensed all costs associated with these systems as the costs were incurred. The costs of conversion were not material to the financial statements of the Company.

Revenue recognition
-------------------
The Company generally recognizes revenues when its products are shipped to customers. Appropriate provisions for estimated returns of product and other allowances have been made in the accompanying financial statements.

Note B - Property and equipment:

Property and equipment consist of the following at December 31, 1999 and 1998:

                                                   1999              1998
                                               ----------         ----------
Land                                              $97,209            $97,209
Buildings and improvements   5 to 40 years      1,128,805            428,633
Machinery and equipment      3 to 10 years      1,177,733            912,432
Furniture and fixtures       5 to 10 years        295,516            264,253
                                               ----------         ----------
                                               $2,699,263         $1,702,527
Less accumulated depreciation                   1,048,345            898,387
                                               ----------         ----------
                                               $1,650,918           $804,140
                                               ==========         ==========

Depreciation expense charged to operations was $186,651, $150,728 and $135,431 in 1999, 1998 and 1997, respectively.

Note C - Intangible assets:

Intangible assets consist of the following at December 31, 1999 and 1998:

                                                   1999              1998
                                               ----------         ----------
Goodwill                 15 to 40 years          $160,124           $160,124

Less accumulated amortization                      34,948             28,877
                                               ----------         ----------
                                                 $125,176           $131,247
                                               ==========         ==========

Note D - Note payable:

The Company has available at December 31, 1999, a revolving line of credit
with an asset-based lender due on May 1, 2000.   The credit agreement provides
for a commitment from the lender at the lesser of $1,250,000 or the borrowing base as defined. At December 31, 1999 and 1998, there were no outstanding balances due under this note. The credit agreement contains various debt covenants, the most restrictive of which requires the Company to maintain certain minimum financial criteria. At December 31, 1999, the Company believes it is in compliance with all debt covenant requirements. The note requires monthly payments of interest at the lender's prime rate (7.75% at December 31, 1999) and is collateralized by certain accounts receivable and inventories.

Note E - Income taxes:

Income tax expense for the years ended December 31, 1999, 1998 and 1997 consists of the following:

                                   1999            1998            1997
                                  ----------      ----------      ----------
U.S. federal - current              $536,398        $641,509        $734,278
U.S. federal - deferred                8,100         (23,642)        (45,086)
State - current                       53,632          54,183          17,769
                                  ----------      ----------      ----------
                                    $598,130        $672,050        $706,961
                                  ==========      ==========      ==========

Income tax expense for the years ended December 31, 1999, 1998 and 1997 differs from the "expected" tax expense (computed by applying the 34% U.S. federal corporate rate to income before income taxes) as follows:

                                     1999            1998            1997
                                  ---------       ----------      ----------
Computed "expected" tax expense    $559,705         $638,972        $674,155
Amortization of goodwill                939              703             703
State income taxes, net of federal
   Benefit                           35,397           35,761          11,728
Other                                 2,089           (3,386)         20,375
                                  ---------        ---------       ---------
                                   $598,130         $672,050        $706,961
                                  =========        =========       =========

The tax effects of temporary differences that give rise to significantportions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                     1999            1998
                                                  ----------      ----------
Deferred tax assets:
  Accounts receivable, principally due to
    allowance for doubtful accounts                 $149,300        $140,900
  Overhead allocation to inventories under IRC 263a   21,400           3,450
  Expense resulting from issuance of stock
    options and warrants                              35,450          35,450
                                                  ----------      ----------
Total gross deferred tax assets                     $206,150        $179,800
Less valuation allowance                                   0               0
                                                  ----------      ----------
Net deferred tax assets                             $206,150        $179,800
                                                  ----------      ----------
Deferred tax liabilities:
  Property and equipment, principally due to
    differences in depreciation                     $(42,200)        $(7,600)
  Other                                                 (550)           (700)
                                                  ----------       ---------
Total gross deferred tax liabilities                $(42,750)        $(8,300)
                                                  ----------       ---------
Net deferred tax asset                              $163,400        $171,500
                                                  ==========       =========

Note E - Income taxes (continued):

Deferred tax assets and liabilities are computed by applying the effective
U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the net deferred tax assets at December 31, 1999, to be realized as a result of future taxable income.

Note F - Stockholders' equity:

Stock equivalents at December 31, 1999, 1998 and 1997, and changes in stock equivalents for the three-year period ended December 31, 1999, are presented below:

                                Stock options              Stock warrants
Stock options/warrants
exercise price             $0.50    $2.00    $4.375    $2.25    $4.13    $4.75
                        ========  =======  ========  =======  =======  =======
Stock options/warrants
  issued and
  outstanding,
  December 31, 1996      542,080        0         0   40,000        0        0
   Issuance of
     options/warrants          0   50,000         0        0   20,000        0
   Exercise of
     options/warrants     (6,960)       0         0  (44,000) (20,000)       0
   10% stock dividend     54,208    5,000         0    4,000        0        0
                        --------  -------  --------  -------  -------  -------
Stock options issued
  and outstanding,
  December 31, 1997      589,328   55,000         0        0        0        0
   Exercise of options    (4,356)       0         0        0        0        0
   10% stock dividend     58,497    5,500         0        0        0        0
                        --------  -------  --------  -------  -------  -------
Stock options issued
  and outstanding
  December 31, 1998      643,469   60,500         0        0        0        0
   Issuance of
     options/warrants          0        0    20,000        0        0   10,000
   Exercise of
     options/warrants     (4,791)       0         0        0        0        0
   10% stock dividend     63,864    6,050     2,000        0        0    1,000
                        --------  -------  --------  -------  -------  -------
Stock options issued
   and outstanding,
   December 31, 1999     702,542   66,550    22,000        0        0   11,000
                        ========  =======  ========  =======  =======  =======

Stock option plan

The Company has a non-qualified stock option plan (Plan) covering approximately 828,000 shares of common stock. Participants are selected by the Company's board of directors from the executive officers and other key employees of the Company. The Plan provides that the option price per share and vesting period for stock options issued under the Plan are determined by the Company's board of directors.

$.50 stock options
-----------------
In December 1994, 400,000 stock options were granted to certain officers of the Company at an option price of $.50 per share, the estimated fair market value of the common stock at the date of grant. These stock options were fully exercisable at the date of grant.

In January 1995, an additional 100,000 options were granted to certain key employees. These stock options were issued at an option price of $.50 per share, the estimated fair value of the common stock at the date of grant, and vest in annual increments of 20% with the first 20% vesting occurring on the date of issuance.

Options outstanding were increased by 50,000 in 1995, 54,208 in 1997, 58,497
in 1998, and 63,864 in 1999 due to 10% stock dividends.   At December 31,
1999, 24,027 of these options had been exercised; 702,042 options remain outstanding and all are exercisable.

$2.00 stock options
-------------------
In January 1997, the Company granted 50,000 stock options to an employee of the Company. These stock options were issued at an option price of $2.00 per share. The stock options were fully exercisable at the date of grant. During 1997, the Company recognized the aggregate excess of the market price over the exercise price at date of grant, $104,500, as expense. Options outstanding were increased by 5,000 in 1997, 5,500 in 1998, and 6,050 in 1999 due to 10%
stock dividends. At December 31, 1999, none of these options have been exercised; 66,550 options remain outstanding and all are exercisable.

$4.375 stock options
--------------------
In January 1999, the Company granted 20,000 stock options to certain employees of the Company. These stock options were issued at an option price of $4.375 per share and vest in annual increments of 20% with the first 20% vesting occurring on the date of issuance. Total stock options outstanding were increased by 2,000 in 1999, due to a 10% stock dividend. At December 31, 1999, none of these options had been exercised; 22,000 options remain outstanding and 5,500 are exercisable.

The weighted average exercise price of all outstanding options as of December 31, 1999, was $.79.

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

In May 1996, the Company issued stock warrants to an additional service provider. The stock warrants were exercisable to purchase up to 40,000 shares of the Company's common stock at $2.25 per share. Total warrants outstanding were increased to 44,000 in 1997 due to a 10% stock dividend. The Company recognized the aggregate excess of the estimated fair value over the exercise price at date of grant of $50,000 as expense over the two year term of the service agreement, which was the same life as the warrants. The Company recognized approximately $7,700 and $25,000 as compensation expense during 1998 and 1997, respectively, related to these warrants. During 1997, all of the warrants were exercised.

In May 1997, the Company issued stock warrants to a service provider. The stock warrants were exercisable to purchase up to 20,000 shares of the Company's common stock at $4.125 per share, the estimated fair value at date of grant. No compensation cost was recognized with respect to these stock warrants. The stock warrants were fully exercisable at the date of the grant. During 1997, all of the warrants were exercised.

In February 1999, the Company issued stock warrants to a service provider. The stock warrants are exercisable to purchase up to 10,000 shares of the Company's common stock at $4.75 per share. The stock warrants were increased
to 11,000 in 1999 due to a 10% stock dividend.    No compensation cost was
recognized with respect to these stock warrants. At December 31, 1999, none of these warrants have been exercised; 11,000 remain outstanding and all are exercisable.

Stock dividends
---------------
Effective July 1, 1997, July 14, 1998, and July 20, 1999, the Company issued 10% stock dividends on all outstanding common shares.

Note G - Proforma information related to stock options:

The per share weighted-average fair value of stock options granted during 1999 and 1997 was $1.94 and $3.74, respectively, on the date of grant, using the Black Scholes option-pricing model. There were no stock options granted during 1998. The following weighted-average assumptions were used in the pricing model:

                                               1999            1997
                                           -----------     ------------
Expected dividend yield                          0.00%            0.00%
Risk-free interest rate                          4.84%            6.70%
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

                                     1999            1998            1997
                                  -----------     -----------    -----------
Net income:
   As reported                     $1,048,062      $1,207,280     $1,275,847
                                   ==========      ==========     ==========
   Proforma                        $1,037,796      $1,207,280     $1,193,347
                                   ==========      ==========     ==========
Basic earnings per common share:
   As reported                          $0.32           $0.37          $0.40
                                   ==========      ==========     ==========
   Proforma                             $0.32           $0.37          $0.38
                                   ==========      ==========     ==========
Diluted earnings per common share:
   As reported                          $0.29           $0.33          $0.35
                                   ==========      ==========     ==========
   Proforma                             $0.28           $0.33          $0.33
                                   ==========      ==========     ==========

Proforma net income reflects only options granted in 1997 and 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net income amounts presented above because compensation cost is reflected over the option's vesting period, and compensation cost for options granted prior to January 1, 1995, is not considered.
                                   F-16
<PAGE<

Note H - Quarterly financial data (unaudited):

Quarterly net income and earnings per share for 1999, retroactively restated for the 1999 stock dividend, are as follows:

                                                       Earnings per share
                                                    -------------------------
                                Net income            Basic          Diluted
                               -----------           ---------      ----------
First quarter                     $417,080            $0.13             $0.11
Second quarter                     255,276            $0.08             $0.07
Third quarter                      305,986            $0.09             $0.08
Fourth quarter                      69,720            $0.02             $0.02
                               -----------
                                $1,048,062
                               ===========

Note I - Commitments and contingencies:

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

						ARROW-MAGNOLIA INTERNATIONAL, INC.


						By:   /s/ Mark I. Kenner
                                       ----------------------------------
		        Mark I. Kenner, Vice Chairman and
						    Chief Executive Officer


Dated:  March 30, 2000

	In accordance with The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                			Title
	Date

/s/ Morris Shwiff
-------------------        Director and Chairman of the        }
Morris Shwiff              Board 		             	   }
										   }
									         }
/s/ Mark I. Kenner
-------------------        Director, Vice Chairman and	   }
Mark I. Kenner      	   Chief Executive Officer		   }	March
			         (Principal Executive Officer)	   }   30, 1999
								               }
/s/ Fred Kenner
-------------------         Director, President and            }
Fred Kenner         	    Chief Operating Officer		   }
				    (Principal Financial and      	   }
				    Accounting Officer)          	   }
								               }

-------------------          Director			         }
Robert D. DeRosier						         }
								               }

-------------------          Director			         }
Clifton R. Duke							         }

                                    INDEX TO EXHIBITS


Number     Exhibit                            				Page

3.1 Articles of Incorporation, as amended, of Arrow-Magnolia International, Inc. (1).

3.2  	Bylaws of Arrow-Magnolia International, Inc.

10.19 Arrow-Magnolia International, Inc.  Amended and
      Restated Non-Qualified Stock
	Option Plan (2).

10.20 Credit Loan Agreement dated August 5, 1994 between
       Arrow-Magnolia International, Inc. and Chase Bank of Texas (2).

10.21 Extension and Modification Agreement dated August 18, 1994 between Arrow-Magnolia International, Inc. and Chase Bank of Texas (2).

10.22	1998 Stock Bonus Plan (3).

23.1	Consent of Independent Auditors.

23.2	Consent of Independent Auditors.




(1)	Filed as Exhibit 3.1 to Arrow-Magnolia International, Inc. Form 10-K for
the fiscal year ended December 31, 1988 and incorporated herein by reference.

(2)	Filed as Exhibits 10.19, 10.20 and 10.21 to Arrow-Magnolia
International, Inc. Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

(3)	Filed as Exhibit 10.19 to Arrow-Magnolia International, Inc. Form S-8
Registration Statement No. 333-47709 filed on March 10, 1998 and incorporated herein by reference.