Form 10KSB/A
period 1999-12-31
ARROW MAGNOLIA INTERNATIONAL INC
filed 2000-05-01
CIK 61494

CONFORMED COPY



             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                        Form 10-KSB/A
                      Amendment No. 1 to
                          Form 10-KSB

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

	The aggregate market value of the registrant's voting stock held by non-affiliates as of December 31, 1999 was: $3,321,927
(*see note on index page).

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

Item 13 and the Index to Exhibits are amended as follows and Exhibits 10.23, 10.24 and 10.25 are added as set forth below:

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

 3.2    Bylaws of Arrow-Magnolia International, Inc.


 10.19  Arrow-Magnolia International, Inc. Amended and
        Restated Non-Qualified Stock Option Plan (2).

 10.20  Credit Loan Agreement dated August 5, 1994 between
        Arrow-Magnolia International, Inc. and Chase Bank of Texas (2).

 10.21  Extension and Modification Agreement dated August
        18, 1994 between Arrow-Magnolia International, Inc. and Chase Bank of Texas (2).

 10.22  1998 Stock Bonus Plan (3).

 10.23 Executive Employment Agreement dated March 1, 1999 between Morris Shwiff and Arrow-Magnolia International, Inc.

 10.24 Executive Employment Agreement dated March 1, 1999 between Mark Kenner and Arrow-Magnolia International, Inc.

 10.25 Executive Employment Agreement dated March 1, 1999 between Fred Kenner and Arrow-Magnolia International, Inc.

23.1  Consent of Independent Auditors.


23.2  Consent of Independent Auditors.



------------


(1)	Filed as Exhibit 3.1 to Arrow-Magnolia International, Inc.
Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference. .

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

10.21 Extension and Modification Agreement dated August 18, 1994 between Arrow-Magnolia International, Inc. and Chase Bank of Texas (2).

10.22 1998 Stock Bonus Plan (3).

10.23 Executive Employment Agreement dated March 1, 1999 between Morris Shwiff and Arrow-Magnolia International, Inc.

10.24 Executive Employment Agreement dated March 1, 1999 between Mark Kenner and Arrow-Magnolia International, Inc.

10.25 Executive Employment Agreement dated March 1, 1999 between Fred Kenner and Arrow-Magnolia International, Inc.

23.1	Consent of Independent Auditors.

23.2	Consent of Independent Auditors.


------------

(1)	Filed as Exhibit 3.1 to Arrow-Magnolia International, Inc.
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
Form S-8 Registration Statement No. 333-47709 filed on March 10,
1998 and incorporated herein by reference.

                               SIGNATURES

	In accordance with Section 13 or 15(d) of The Securities Exchange Act of 1934,the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                           ARROW-MAGNOLIA INTERNATIONAL, INC.


                           By:   /s/ Christopher M. Hewitt
        	                   Christopher M. Hewitt, Assistant Secretary


Dated:  May 1, 2000