Form 10QSB
period 2000-03-31
ARROW MAGNOLIA INTERNATIONAL INC
filed 2000-05-15
CIK 61494

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For Quarter Ended:       March 31, 2000
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

                         X
                        Yes                   No

         Number of common shares outstanding as of March 31, 2000:

            Common Stock, $0.10 par value, 3,248,566 shares

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                               March 31, 2000

                             TABLE OF CONTENTS

                      PART I. FINANCIAL INFORMATION.


Item 1.   Financial Statements                              Page

     Arrow-Magnolia International, Inc.                     3
     Condensed Balance Sheets as of March 31, 2000
     (unaudited) and December 31, 1999.

     Arrow-Magnolia International, Inc.                     4
     Condensed Statements of Income for the Three and Nine Month Periods Ended March 31, 2000 and 1999
     (unaudited).

     Arrow-Magnolia International, Inc.                     5
     Condensed Statements of Cash Flows for the Nine
     Month Periods Ended March 31, 2000 and 1999
     (unaudited).

     Notes to Condensed Financial Statements (unaudited).   6

Item 2.   Management's Discussion and Analysis or           7
          Plan of Operation.



                       PART II.  OTHER INFORMATION.

Item 6.   Exhibits and Reports on Form 8-K.                 8

                  	    ARROW-MAGNOLIA INTERNATIONAL, INC.

                      		  CONDENSED BALANCE SHEETS
                     March 31, 2000 AND DECEMBER 31, 1999

                                   March 31,	December 31,
            Assets                  2000            1999
                                   -----------	-----------
                                   (Unaudited)
Current assets:
  Cash and cash equivalents        $2,649,375      $2,710,341
  Short-term investments              300,000	      300,000
  Trade accounts receivable,
    less allowance for doubtful
    accounts of $515,053 in 2000
    and $438,990 in 1999            2,817,627       2,373,686
  Inventories                         716,315	      672,068
  Prepaid income taxes                      0	       79,961
  Deferred income taxes               220,900	      184,900
  Other assets                              0	        9,247
                                   ----------      ----------
     Total current assets          $6,704,217      $6,330,203

Property and equipment, cost        2,794,483	    2,699,263
Accumulated depreciation           (1,105,867)	   (1,048,345)

Intangible assets, net                123,659         125,176
Notes receivable                       40,000	       40,000
Deferred income taxes                       0	            0
Other assets, at cost                   2,700	        2,700
                                     --------      ----------

     Total assets                  $8,559,192      $8,148,997
                                   ==========      ==========

     Liabilities and stockholders' equity
     ------------------------------------
Current liabilities:
  Accounts payable                  $  606,884	   $  584,549
  Accrued liabilities                  155,109        236,510
  Income taxes payable                 162,437	       24,498
                                    ----------    ----------
     Total current liabilities      $  924,430	   $  845,557

Deferred income taxes                   19,700	       21,500
Deferred compensation                  104,500	      104,500
                                    ----------     ----------
     Total liabilities              $ 1,048,630	   $  971,557
                                    ----------     ----------
Stockholders' equity:
  Preferred stock - par value $.10;
  authorized 500,000
  shares; none issued               $        0     $        0
Common stock - par value $.10;
  authorized 10,000,000
  shares; issued 3,262,066 shares in
  2000 and 3,262,066 shares in 1999    326,207        326,207
Additional paid-in capital           5,607,214	    5,607,314
Retained earnings                    1,638,609	    1,305,487
Less cost of 13,500 shares of
 common stock in treasury              (61,468)	     (61,468)
                                     ----------   ----------
     Total stockholders' equity     $7,510,562    $7,177,440
                                    ----------    ----------
     Total liabilities and
     stockholders' equity           $8,559,192    $8,148,997
                                    ==========    ==========

See accompanying notes to condensed financial statements.

                         ARROW-MAGNOLIA INTERNATIONAL, INC.

                       	   CONDENSED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                    2000                  1999
                                    ----                  ----
                                (unaudited)            (unaudited)
Net sales                        $3,516,082            $3,496,046
Cost of sales                     1,919,103             1,863,644
                                 ----------            ----------
     Gross profit                $1,596,979            $1,632,402

General and admini-
  strative expenses               1,117,839             1,020,006

                                 ----------             ---------
Income before other
  income (expense)               $  479,140            $  612,396
                                 ----------            ----------
Other income (expense):
   Interest expense              $        0           $         0
   Interest income                   31,048                23,369
   Other income                       3,034                 4,856
                                 ----------             ---------
     Total other income
     (expense)                       34,082                30,225
                                  ---------             ---------
Income before income
   taxes                         $  513,222            $  642,621

Provision for income
   taxes:
   Current                          217,900               226,144
   Deferred (benefit)               (37,800)                 (603)
                                 ----------	           ----------
                                    180,100               225,541
                                 ----------            ----------
     Net income                     333,122               417,080
                                 ==========            ==========
Earnings per common share:
   Basic                         $     0.10            $     0.13
                                 ==========            ==========
   Diluted                       $     0.09            $     0.11
                                 ==========            ==========
Weighted average common
   shares outstanding:
   Basic                          3,248,566             3,242,312
                                 ==========            ==========
   Diluted                        3,644,759             3,659,675
                                 ==========            ==========

See accompanying notes to condensed financial statements.

                 	ARROW-MAGNOLIA INTERNATIONAL, INC.

                 	CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999


                                             2000      1999
                                             ----      ----
                                        (unaudited)(unaudited)
Cash flows from operating activities:
  Net income                            $  333,122  $  417,080
  Adjustments to reconcile net
     earnings to net cash
     provided by operating activities:
   Depreciation and amortization            59,039      44,805
   Deferred income taxes                   (37,800)       (603)
   Provision for doubtful accounts          76,063      88,982
   Compensation expense from issuance
      of stock options and warrants              -      12,787

   Changes in operating assets and
      liabilities:
     Receivables                          (520,004)   (525,606)
     Inventories                           (44,247)   (107,747)
     Prepaid income taxes                   79,961      70,861
     Other assets                            9,247      14,405
     Accounts payable                       22,335     180,922
     Accrued liabilities                   (81,401)     74,520
     Income taxes payable                  137,939      84,853
                                        ----------  ----------
          Net cash provided by
          operating activities              34,254     355,259
                                        ----------  ----------
Cash flows from investing activities:
   Purchase of short-term investments            0           0
   Proceeds from maturities of
     short-term investments                      0           0
   Acquisition of property and equipment   (95,220)    (27,201)
                                        ----------  ----------
          Net cash (used) by investing
           activities                      (95,220)    (27,201)
                                        ----------  ----------
Cash flows from financing activities:
   Dividends on fractional shares                0           0
   Repayments of long-term debt                  0           0
   Proceeds from issuance of common stock        0           0
   Cash issued in lieu of fractional shares      0           0
   Acquisitions of treasury stock                0           0
                                        ----------  ----------
          Net cash provided(used) by
           financing activities                  0           0
                                        ----------  ----------
Net increase in cash and cash equivalents $(60,966)   $328,058

Cash and cash equivalents:
  Beginning of period                    2,710,341   2,386,719
                                        ----------  ----------
  End of period                         $2,649,375  $2,714,777
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

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, during 1997 and retroactively restated all per share amounts. SFAS No. 128 reporting requirements replace primary and fully?diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. On May 27, 1999, the Company declared a 10% common stock dividend for the shareholders of record as of July 15, 1999.
Both basic and diluted EPS have been restated for all periods presented for the effects of the common stock dividend.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Material Changes in Financial Condition.

	The Company's working capital (total current assets less total current liabilities), which was $5,484,646 as of December 31, 1999, increased to
$5,779,787 as of March 31, 2000.   The increase in working capital was primarily
the result of growth in increased trade accounts receivable resulting from intensive sales force recruitment and resultant sales, partially offset by increased income taxes payable.

	The Company's cash flow from operating activities for the three months provided $34,254 as funds generated from earnings, management of accounts payable and reduction of the provision for doubtful accounts exceeded cash used to fund increased accounts receivable and inventories. A total of $95,220 was also utilized to acquire property and equipment. The resulting decrease in cash for the quarter was $60,966.

	The Company believes that its present financing is adequate for its capital needs for the foreseeable future.

Material Changes in Results of Operations

	Net sales for the three months ended March 31, 2000 increased to $3,516,082 from $3,496,046, or less than 1.0%, from the same period of 1999.

	Cost of sales as a percentage of net sales increased modestly to 54.6% of net sales for the three months ended March 31, 2000 as compared to 53.3% of net sales for the same period of 1999. Cost of goods sold has increased as a result of increased cost of raw materials and equipment used in acquiring the multi-million dollar contract from Pioneer U.S.A., Inc.

	As a result, gross profit fell by 2.2% to $1,596,979 from $1,632,402 for the three months ended March 31, 2000 versus the comparable period of fiscal 1999.

 	General and administrative expenses increased by 9.6% for the comparable three month periods of 2000 and 1999. These increases reflect expenses associated with moving into the Company's newly expanded facilities as well as normal increases in operating expenses, some nonrecurring.

	As a result of these factors, net income fell for the comparable three months periods to $333,122 from $417,080, or 20.1%.


Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports.

     (a) None.

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