Form 10QSB
period 2000-06-30
ARROW MAGNOLIA INTERNATIONAL INC
filed 2000-08-02
CIK 61494

[CONFORMED COPY]

                            FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

              Quarterly Report under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

For Quarter Ended:  June 30, 2000
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

                              X
                             Yes           No

Number of common shares outstanding as of June 30, 2000:

          Common Stock, $0.10 par value, 3,248,566 shares

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                              June 30, 2000

                           TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION.


Item 1.  	Financial Statements                              Page

     Arrow-Magnolia International, Inc.          			         3
     Condensed Balance Sheets as of June 30, 2000
     (unaudited) and December 31, 1999.

     Arrow-Magnolia International, Inc.	          		         4
     Condensed Statements of Income for the Six and Three
     Month Periods Ended June 30, 2000 and 1999
     (unaudited).

     Arrow-Magnolia International, Inc.                      5
     Condensed Statements of Cash Flows for the Six
     Month Periods Ended June 30, 2000 and 1999
     (unaudited).

     Notes to Condensed Financial Statements (unaudited).    6

Item 2.	Management's Discussion and Analysis or              7
          	Plan of Operation.



                PART II.  OTHER INFORMATION.


Item 6.   Exhibits and Reports on Form 8-K.                  8

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                        CONDENSED BALANCE SHEETS
                  JUNE 30, 2000 AND DECEMBER 31, 1999

                                        June 30,      December 31,
                                          2000            1999
                                       -----------    -----------
                                       (unaudited)
Assets

Current assets:

   Cash and cash equivalents            $2,227,030     $2,710,341
   Short-term investments                  300,000        300,000
   Trade accounts receivable, less
     allowance for doubtful
     accounts of $461,280 in 2000 and
     $438,990 in 1999                    3,252,054      2,373,686
   Inventories                             968,392        672,068
   Prepaid income taxes                          -         79,961
   Deferred income taxes                   224,900        184,900
   Other assets                              7,786          9,247
                                       -----------    -----------
        Total current assets            $6,980,162     $6,330,203

Property and equipment, cost             3,002,335      2,699,263
Accumulated depreciation                (1,164,367)    (1,048,345)

Intangible assets, net                     122,141        125,176
Notes receivable                            61,466         40,000
Other assets, at cost                        2,700          2,700
                                       -----------    -----------
        Total assets                    $9,004,437     $8,148,997
                                       ===========    ===========
        Liabilities and stockholders' equity

Current liabilities:

   Accounts payable                       $723,974       $584,549
   Accrued liabilities                     230,147        236,510
   Income taxes payable                    113,483         24,498
                                       -----------    -----------
        Total current liabilities       $1,067,604       $845,557

Deferred income taxes                       18,600         21,500
Deferred compensation                      104,500        104,500
                                       -----------    -----------
        Total liabilities               $1,190,704       $971,557
                                       -----------    -----------
Stockholders' equity:
   Preferred stock - par value $.10;
     authorized 500,000 shares; none
     issued                             $        -     $        -
   Common stock - par value $.10; authorized
     10,000,000 shares; issued 3,262,066
     shares in 2000 and 3,262,066 shares
     in 1999                               326,207        326,207
   Additional paid-in capital            5,607,214      5,607,214
   Retained earnings                     1,941,780      1,305,487
   Less cost of 13,500 shares of common
     stock in treasury                     (61,468)       (61,468)
                                       -----------     ----------
       Total stockholders' equity       $7,813,733     $7,177,440
                                       -----------     ----------
       Total liabilities and
         stockholders' equity           $9,004,437     $8,148,997
                                       ===========     ==========
See accompanying notes to condensed financial statements.

                 ARROW-MAGNOLIA INTERNATIONAL, INC.
                  CONDENSED STATEMENTS OF INCOME
        FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                      Six months ended       Three months ended
                           June 30,                 June 30,
                   ----------------------  -----------------------
                      2000        1999       2000       1999
                   (unaudited) (unaudited)  (unaudited)(unaudite
                   ----------  ----------   ----------  ----------
Net Sales          $7,291,682  $7,129,803   $3,775,600  $3,633,757
Cost of sales       4,071,234   3,971,512    2,152,131   2,107,868
                   ----------  ----------   ----------  ----------
  Gross Profit     $3,220,448  $3,158,291   $1,623,469  $1,525,889

General and
  administrative
  expenses          2,312,595   2,166,826    1,194,756   1,146,820
                   ----------   ----------   ----------  ---------
Income before other
income (expense      $907,853    $911,465     $428,713    $379,069
                   ----------  ----------   ----------  ----------
Other income (expense)
 Interest expens     $      -    $      -     $      -    $      -
 Interest income       85,308      51,692       54,260      26,323
 Other income           3,044       4,856           10           -
                   ----------  ----------   ----------  ----------
 Total other
 income (expense)    $ 88,352     $56,548      $54,270     $26,323
                   ----------  ----------   ----------  ----------
Income before income
  taxes              $996,205  $1,048,013     $482,983    $405,392
                   ----------  ----------   ----------  ----------
Provision for income
  taxes:
   Current           $402,812    $362,235     $184,912    $136,091
   Deferred (benefit) (42,900)     13,422       (5,100)     14,025
                   ----------  ----------    ----------  ----------
                     $359,912    $375,657     $179,812    $150,116
                   ----------  ----------   ----------  ----------
Net income           $636,293    $672,356     $303,171    $255,276
                   ==========  ==========   ==========  ==========
Earnings per common
share:
   Basic                $0.20       $0.21        $0.09       $0.08
                   ==========  ==========   ==========  ==========
   Diluted              $0.17       $0.18        $0.08       $0.07
                   ==========  ==========   ==========  ==========
Weighted average common
   shares outstanding:
   Basic            3,248,566   3,244,695    3,248,566   3,247,020
                   ==========  ==========   ==========  ==========
   Diluted          3,639,134   3,657,060    3,632,911   3,655,932
                   ==========  ==========   ==========  ==========

See accompanying notes to condensed financial statements.

                      ARROW-MAGNOLIA INTERNATIONAL, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

                                       2000             1999
                                     -----------      -----------
                                     (unaudited)      (unaudited)

Cash flows from operating activities:

   Net income                           $636,293         $672,356

   Adjustments to reconcile net
      earnings to net cash
      provided by operating activities:
    Depreciation and amortization       119,057            90,929
    Deferred income taxes               (42,900)           18,921
    Provision for doubtful accounts      22,290           181,458
    Compensation expense from issuance
      of stock options and warrants           -            12,787

   Changes in operating assets and
      liabilities:
      Receivables                      (900,658)         (819,994)
      Inventories                      (296,324)         (128,947)
      Prepaid income taxes               79,961            66,500
      Other assets                      (21,466)           22,336
      Accounts payable                  139,425           124,081
      Accrued liabilities                (6,363)           19,580
      Income taxes payable               88,985           (63,295)
                                     ----------       -----------
         Net cash (used) provided by
           operating activities       $(181,700)         $196,712
                                     ----------       -----------
Cash flows from investing activities:

   Purchase of short-term investments $(300,000)        $(300,000)
   Proceeds from maturities of short-
     term investments                   300,000           300,000
   Changes in notes and other
     receivables                          1,461                 -
   Acquisition of property and
     equipment                         (303,072)          (52,641)
                                     ----------       -----------
         Net cash (used) by
            investing activities      $(301,611)         $(52,641)
                                     ----------       -----------
Cash flows from financing activities:

   Proceeds from issuance of common
     stock                            $       -         $   2,396
                                     ----------        ----------
         Net cash provided (used) by
            financing activities      $       -         $   2,396
                                     ----------        ----------


Net (decrease) increase in cash and
  cash equivalents                     $(483,311)        $146,467

Cash and cash equivalents:

   Beginning of period                 2,710,341        2,386,719
                                      ----------       ----------
   End of period                       2,227,030        2,533,186
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

(3)	Acquisition Transaction

On July 7, 2000, the Company entered into an Acquisition Agreement with BioShield Technologies, Inc. ("BioShield") pursuant to which BioShield agreed, subject to performance or satisfaction of certain terms and conditions, to acquire up to 85% of the Company's outstanding common stock for $5.00 in value per share, consisting of $4.41 in cash and 0.05221 of a share of BioShield common stock. In addition, BioShield agreed, subject to performance or satisfaction of certain terms and conditions, to purchase all outstanding options and warrants issued by the Company for the price per share issuable under such option or warrant of $4.75 less the exercise price.

Item 2.   Management's Discussion and Analysis or Plan of
Operation.

Material Changes in Financial Condition.

	The Company's working capital (total current assets less total current liabilities), which was $5,484,646 as of December
31, 1999, increased to $5,912,558 as of June 30, 2000.   The
increase in working capital was primarily the result of increased trade accounts receivable attributable to sales force recruitment and resultant sales, partially offset by an increase in inventories used to support the sales effort.

	The Company's cash flow from operating activities for the six months used $181,700 as cash used to fund increased accounts receivable and inventories exceeded cash generated from earnings and depreciation. A total of $303,611 was also utilized to acquire property and equipment primarily related to the completion of the expansion of the Company's operating facility and executive offices. The resulting decrease in cash for the quarter was $483,311.

	The Company believes that its present financing is adequate for its capital needs for the foreseeable future.

Material Changes in Results of Operations

	Net sales for the six months ended June 30, 2000 increased to $7,291,682 from $7,129,803, or 2.3%, from the same period of 1999 and to $3,775,600 from $3,633,757, or 3.9%, in the second quarter of 2000 as compared to the corresponding period of 1999. These modest increases are primarily attributable to improvements in the second quarter, including sales related to the recently announced agreement with Pioneer USA, Inc.

	Cost of sales as a percentage of net sales increased modestly to 55.8% of net sales for the six months ended June 30, 2000 as compared to 55.7% of net sales for the same period of 1999. For the second quarters of 2000 and 1999, costs of goods sold were 57.0% and 58.0%, respectively. Cost of goods sold has remained stable as procurement costs for materials have remained relatively constant.

	As a result, gross profit increased by 2.0% to $3,220,448 from $3,158,291 for the six months ended June 30, 2000 versus the comparable period of fiscal 1999 and by 6.4% to $1,623,469 from $1,525,899 for the second quarters of 2000 and 1999, respectively.


     General and administrative expenses increased by 6.7% and 4.2% for the comparable six month and three month periods, respectively. These increases primarily reflect expenses associated with new sales managers and hiring of additional sales personnel.

	As a result of these factors, net income fell for the comparable six months periods to $636,293 from $672,356, or 5.4%, but increased for the comparable second quarters of 2000 and 1999 to $303,171 from $255,276, or 18.8%.


                    Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports.

     (a) None.

                                 SIGNATURE

	Pursuant to the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ARROW-MAGNOLIA INTERNATIONAL, INC.



Date:  August 1, 2000            By: /s/ Mark Kenner
                                    ----------------------------
                                    Mark Kenner, Vice Chairman
                                    and Chief Executive Officer


Date:  August 1, 2000	         By:  /s/ Fred Kenner
					       ---------------------------
                                     Fred Kenner, President and
                                     Chief Financial Officer