Form 10QSB
period 2000-09-30
ARROW MAGNOLIA INTERNATIONAL INC
filed 2000-11-14
CIK 61494

[CONFORMED COPY]

                            FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

              Quarterly Report under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

For Quarter Ended:      September 30, 2000
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

                              X
                             ---           ---
                             Yes           No

Number of common shares outstanding as of September 30, 2000:

          Common Stock, $0.10 par value, 3,248,566 shares

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                            September 30, 2000

                           TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION.


Item 1.  	Financial Statements					 Page

     Arrow-Magnolia International, Inc.			         3
     Condensed Balance Sheets as of September 30, 2000
     (unaudited) and December 31, 1999.

     Arrow-Magnolia International, Inc.			         4
     Condensed Statements of Income for the Nine and Three
     Month Periods Ended September 30, 2000 and 1999
     (unaudited).

     Arrow-Magnolia International, Inc.				   5
     Condensed Statements of Cash Flows for the Nine
     Month Periods Ended September 30, 2000 and 1999
     (unaudited).

     Notes to Condensed Financial Statements (unaudited).      6

Item 2.	Management's Discussion and Analysis or            7
          	Plan of Operation.



                PART II.  OTHER INFORMATION.

Item 5.   Other Information                                    7

Item 6.   Exhibits and Reports on Form 8-K.                    8

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                        CONDENSED BALANCE SHEETS
                  SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                      September 30,    December 31,
                                          2000            1999
                                       -----------    -----------
                                       (unaudited)
Assets

Current assets:

   Cash and cash equivalents            $2,365,063     $2,710,341
   Short-term investments                  300,000        300,000
   Trade accounts receivable, less
     allowance for doubtful
     accounts of $538,425 in 2000 and
     $438,990 in 1999                    3,198,998      2,373,686
   Inventories                           1,252,259        672,068
   Prepaid income taxes                          -         79,961
   Deferred income taxes                   278,100        184,900
   Other assets                             15,069          9,247
                                       -----------    -----------
        Total current assets            $7,409,489     $6,330,203

Property and equipment, cost             3,102,488      2,699,263
Accumulated depreciation                (1,222,867)    (1,048,345)

Intangible assets, net                     120,623        125,176
Notes receivable                            61,466         40,000
Other assets, at cost                        1,850          2,700
                                       -----------    -----------
        Total assets                    $9,473,049     $8,148,997
                                       ===========    ===========
        Liabilities and stockholders' equity

Current liabilities:

   Accounts payable                     $  750,062     $  584,549
   Accrued liabilities                     225,595        236,510
   Income taxes payable                    214,963         24,498
                                       -----------    -----------
        Total current liabilities       $1,190,620     $  845,557

Deferred income taxes                       12,000         21,500
Deferred compensation                      104,500        104,500
                                       -----------    -----------
        Total liabilities               $1,307,120     $  971,557
                                       -----------    -----------
Stockholders' equity:
   Preferred stock - par value $.10;
     authorized 500,000 shares; none
     issued                             $        -     $        -
   Common stock - par value $.10; authorized
     10,000,000 shares; issued 3,262,066
     shares in 2000 and 3,262,066 shares
     in 1999                               326,207        326,207
   Additional paid-in capital            5,607,214      5,607,214
   Retained earnings                     2,293,976      1,305,487
   Less cost of 13,500 shares of common
     stock in treasury                     (61,468)       (61,468)
                                       -----------     ----------
       Total stockholders' equity       $8,165,929     $7,177,440
                                       -----------     ----------
       Total liabilities and
         stockholders' equity           $9,473,049     $8,148,997
                                       ===========     ==========
See accompanying notes to condensed financial statements.

                 ARROW-MAGNOLIA INTERNATIONAL, INC.
                  CONDENSED STATEMENTS OF INCOME
   FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                      Nine months ended        Three months ended
                        September 30,              September 30,
                   ------------------------   ----------------------
                      2000        1999           2000        1999
                   (unaudited)  (unaudited)   (unaudited) (unaudite)
                   -----------  -----------   ----------  ----------
Net Sales          $11,165,438  $10,898,296   $3,873,756  $3,768,493
Cost of sales        6,133,706    6,159,982    2,062,472   2,188,470
                   -----------  -----------   ----------  ----------
  Gross Profit     $ 5,031,732  $ 4,738,314   $1,811,284  $1,580,023

General and
  administrative
  expenses           3,625,738    3,299,105    1,313,143   1,132,279
                   -----------   ----------   ----------  ----------
Income before other
income (expense    $ 1,405,994  $ 1,439,209   $  498,141  $  447,744
                   -----------  -----------   ----------  ----------
Other income (expense)
 Interest expens   $         -   $        -   $        -  $        -
 Interest income       117,467       79,442       32,159      27,750
 Other income            5,619        4,856        2,575           -
                   -----------  -----------   ----------  ----------
 Total other
 income (expense)  $   123,086  $    84,298   $   34,734  $   27,750
                   -----------  -----------   ----------  ----------
Income before income
  taxes            $ 1,529,080  $ 1,523,507   $  532,875  $  475,494
                   -----------  -----------   ----------  ----------
Provision for income
  taxes:
   Current         $   643,291  $   527,072   $  240,479  $  164,837
   Deferred (benefit) (102,700)      18,093      (59,800)      4,671
                   -----------  -----------   ----------  ----------
                   $   540,591  $   545,165   $  180,679  $  169,508
                   -----------  -----------   ----------  ----------
Net income         $   988,489  $   978,342   $  352,196  $  305,986
                   ===========  ===========   ==========  ==========
Earnings per common
share:
   Basic           $      0.30  $      0.30   $     0.11  $     0.09
                   ===========  ===========   ==========  ==========
   Diluted         $      0.27  $      0.27   $     0.10  $     0.08
                   ===========  ===========   ==========  ==========
Weighted average common
   shares outstanding:
   Basic             3,248,566    3,244,695    3,248,566   3,247,020
                   ===========  ===========   ==========  ==========
   Diluted           3,652,725    3,657,060    3,675,911   3,655,932
                   ===========  ===========   ==========  ==========

See accompanying notes to condensed financial statements.

                      ARROW-MAGNOLIA INTERNATIONAL, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                                       2000             1999
                                     -----------      -----------
                                     (unaudited)      (unaudited)

Cash flows from operating activities:

   Net income                        $   988,489      $   978,342

   Adjustments to reconcile net
      earnings to net cash
      provided by operating activities:
    Depreciation and amortization        179,075          137,234
    Deferred income taxes               (102,700)          18,093
    Provision for doubtful accounts       99,435          277,534
    Compensation expense from issuance
      of stock options and warrants            -           12,787

   Changes in operating assets and
      liabilities:
      Receivables                       (924,747)        (967,350)
      Inventories                       (580,191)        (207,581)
      Prepaid income taxes                79,961           70,861
      Other assets                       (23,604)          18,990
      Accounts payable                   165,513           83,537
      Accrued liabilities                (10,915)          42,453
      Income taxes payable               190,465          (29,820)
                                      ----------      -----------
         Net cash (used) provided by
           operating activities       $   60,781      $   435,080
                                      ----------      -----------
Cash flows from investing activities:

   Purchase of short-term investments $ (300,000)     $  (300,000)
   Proceeds from maturities of short-
     term investments                    300,000          300,000
   Changes in notes and other
     receivables                          (2,834)               -
   Acquisition of property and
     equipment                          (403,225)        (170,489)
                                      ----------      -----------
         Net cash (used) by
            investing activities      $ (406,059)      $ (170,489)
                                      ----------       -----------
Cash flows from financing activities:

   Dividends on fractional shares              -             (540)
   Proceeds from issuance of common
     stock                            $        -       $    2,396
                                      ----------       ----------
         Net cash provided (used) by
            financing activities      $       -         $   1,856
                                      ----------       ----------


Net (decrease) increase in cash and
  cash equivalents                    $ (345,278)        $266,447

Cash and cash equivalents:

   Beginning of period                 2,710,341        2,386,719
                                      ----------       ----------
   End of period                       2,365,063        2,653,166
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

On July 7, 2000, the Company entered into an Acquisition Agreement with BioShield Technologies, Inc. ("BioShield") pursuant to which BioShield agreed, subject to performance or satisfaction of certain terms and conditions, to acquire up to 85% of the Company's outstanding common stock for $5.00 in value per share, consisting of $4.41 in cash and 0.05221 of a share of BioShield common stock. In addition, BioShield agreed, subject to performance or satisfaction of certain terms and conditions, to purchase all outstanding options and warrants issued by the Company for the price per share issuable under such option or warrant of $4.75 less the exercise price. As of September 30, 2000, no transactions have occurred under this agreement.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Material Changes in Financial Condition.

	The Company's working capital (total current assets less total current liabilities), which was $5,484,646 as of December 31, 1999, increased to
$6,218,869 as of September 30, 2000.   The increase in working capital was
primarily the result of an increase in trade accounts receivable attributable to sales force recruitment and resultant sales and an increase in inventories used to support the sales effort.

	The Company's cash flow from operating activities for the nine months provided $60,781 as cash generated primarily from earnings and depreciation exceeded cash primarily used to fund increased accounts receivable and inventories. A total of $406,059 was also utilized to acquire property and equipment primarily related to the completion of the expansion of the Company's operating facility and executive offices. The resulting decrease in cash for the period was $345,059.

	The Company believes that its present financing is adequate for its capital needs for the foreseeable future.

Material Changes in Results of Operations

	Net sales for the nine months ended September 30, 2000 increased to $11,165,438 from $10,898,296, or 2.5%, from the same period of 1999 and to
$3,873,756 from $3,768,493, or 2.8%, in the third quarter of 2000 as compared to the corresponding period of 1999. These modest increases are primarily attributable to improvements commencing in the second quarter, including sales related to agreement with Pioneer USA, Inc. announced in March 2000, and the impact beginning in the third quarter of the Company's new telemarketing division.

	Cost of sales as a percentage of net sales improved to 54.9% of net sales for the nine months ended September 30, 2000 as compared to 56.5% of net sales for the same period of 1999. For the third quarters of 2000 and 1999, costs of goods sold were 53.2% and 58.1%, respectively. Cost of goods sold fell during the third quarter as the result of specific purchasing initiatives and taking advantage of discounting opportunities in purchasing raw materials.

	As a result, gross profit increased by 6.2% to $5,031,732 from $4,738,314 for the nine months ended September 30, 2000 versus the comparable period of fiscal 1999 and by 14.6% to $1,811,284 from $1,580,023 for the third quarters of 2000 and 1999, respectively.

     General and administrative expenses increased by 9.9% and 15.9% for the comparable nine month and three month periods, respectively. These increases primarily reflect expenses associated with additional personnel in telemarketing and sales.

	As a result of these factors, net income increased for the comparable nine months periods to $988,489 from $978,342, or 1.0%, and increased for the comparable third quarters of 2000 and 1999 to $352,196 from $305,986, or 15.1%.

                    Part II.  OTHER INFORMATION

Item 5.  Other Information.

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

	On November 8, 2000, the parties agreed not to pursue the transactions contemplated by the Acquisition Agreement and terminated the Acquisition Agreement by mutual consent in accordance with its terms.

Item 6.   Exhibits and Reports.

     (a) None.





                                 SIGNATURE

	Pursuant to the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ARROW-MAGNOLIA INTERNATIONAL, INC.



Date:  November 14, 2000            By: /s/ Mark Kenner
                                    ----------------------------
                                    Mark Kenner, Vice Chairman
                                    and Chief Executive Officer


Date:  November 14, 2000	         By:  /s/ Fred Kenner
					       ---------------------------
                                     Fred Kenner, President and
                                     Chief Financial Officer