Form 10KSB
period 2000-12-31
ARROW MAGNOLIA INTERNATIONAL INC
filed 2001-04-02
CIK 61494

CONFORMED COPY

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-KSB

                      ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000
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

	Issuer's revenues for the fiscal year ended December 31, 2000 were:
$14,193,264

	The aggregate market value of the registrant's voting stock held by non-affiliates as of December 31, 2000 was: $2,695,226 (* see note on index page).

	The number of shares outstanding of each class of registrant's common stock as of December 31, 2000 was: Common Stock, par value $0.10 per share, 3,248,566 shares.
___________________
Documents Incorporated by Reference

	Portions of the registrant's definitive proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held on May 10, 2001 are incorporated by reference in Part III of this Form 10-KSB.

	Transitional Small Business Disclosure Format:  	Yes      No    X

	                 ARROW-MAGNOLIA INTERNATIONAL, INC.
	                   ANNUAL REPORT ON FORM 10-KSB
	                           INDEX
Securities and Exchange Commission
Item Number and Description              					Page

	                           PART I

Item 1.   Description of Business..................................  1
Item 2.   Description of Property..................................  2
Item 3.   Legal Proceedings........................................  2
Item 4.   Submission of Matters to a Vote of Security-Holders......  3

	                           PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.  3
Item 6.   Management's Discussion and Analysis or Plan of Operation  4
Item 7.   Financial Statements.....................................  5
Item 8.   Changes in and Disagreements With Accountants on Accounting
	    and Financial Disclosure.................................  5

	                           PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
	    Compliance with Section 16(a) of the Exchange Act........  6
Item 10.  Executive Compensation...................................  6
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management ..............................................  6
Item 12.  Certain Relationships and Related Transactions...........  6
Item 13.  Exhibits and Reports on Form 8-K.........................  6

Index To Financial Statements and Schedules.........................  F-1

Signatures..........................................................


       *	The figure indicated on the cover page as to the aggregate market value of shares of issuer's voting stock held by nonaffiliates, as such figure relates to shares held by affiliates, represents the issuer's best good faith estimate for purposes of this annual report on Form 10-KSB and for no other purpose. The aggregate market value indicated is based upon the last sales price of the issuer's common stock as reported by the NASDAQ SmallCap Market as of the last trading day of the year, December 29, 2000. See "Market for Common Equity and Related Stockholder Matters."

                      ARROW-MAGNOLIA INTERNATIONAL, INC.
	                    Form 10-KSB Annual Report
	                    For the Fiscal Year Ended
	                      December 31, 2000

	                             PART I

ITEM 1. DESCRIPTION OF BUSINESS.

	Arrow-Magnolia International, Inc., a Texas corporation (the "Company" or "Arrow-Magnolia"), was incorporated in the State of Texas in 1937.

	The Company's business consists primarily of the manufacture and distribution of approximately 400 specialty chemical products for use in cleaning and maintaining equipment and general maintenance and sanitation.
The Company's manufacturing operations blend, to the Company's specifications and according to the Company's procedures, a variety of chemicals to create the Company's products. The Company packages products that it blends or manufactures and, in addition, purchases products that have been blended or manufactured and then packaged under the Company's private labels by third parties. The Company's products are marketed throughout the United States, Canada and other countries to a variety of consumers. No single customer accounted for as much as 10% of its total net sales during 2000, 1999 or 1998.

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

	The Company currently manufactures certain of its products in order to give the Company greater control over its inventory in terms of quality and availability of goods. Cost savings are also effected through elimination of outside vendor overhead and profit and through reductions in the cost of carrying finished goods inventory versus raw materials. Currently the Company manufactures approximately 60% of its products (measured by 2000 sales expressed in dollars). The raw materials necessary for manufacture of the Company's products and the finished products resold by the Company are readily available from numerous sources and the Company is not dependent on any particular supplier for these items.

	The Company markets its products primarily through its own sales personnel consisting of ten sales managers and independent contractors (80 persons) and distributors (12 companies). In addition, the Company exhibits its products at national and international trade shows. The Company attends, on a regular basis, major trade shows annually. The Company has no material backlog of orders for its products.

	During 2000, the Company learned for the first time that the soil and groundwater underlying its facility in Dallas, Texas had been impacted historically, prior to 1985 when present management assumed control of the
Company, with chemicals regulated under the environmental laws.    The extent
of the contamination is not yet known, and the Company has notified the Texas Natural Resources Conservation Commission ("TNRCC") that it intends to apply for the Voluntary Cleanup Program offered by the TNRCC. After the Company enters the program, it will cause additional studies to be performed to delineate the extent of the chemicals and to determine whether any remediation will be necessary and its nature and extent. The Company has begun reserving $2,000 per month in anticipation of the cost of the additional studies.

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

Employees

	As of December 31, 2000, the Company employed fifty (50) full-time employees, including its warehouse personnel and administrative, accounting, clerical and sales personnel. In addition, the Company retained the services as independent contractors of eighty (80) sales representatives. None of the Company's employees are covered by union contracts, and the Company considers its relationship with its employees to be excellent.

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

	On May 21, 1999, the Company and three of its employees were named as defendants in an action filed by Parkway Research Company in the 189th Judicial District Court of Harris County, Texas. The plaintiff alleges that the Company hired the defendant employees and obtained from them confidential and proprietary information of the plaintiff, encouraged other employees to leave the employ of plaintiff and made claims concerning the Company's products that caused confusion regarding the plaintiff's products. The plaintiff seeks unspecified actual plus punitive damages and attorneys' fees. The Company denies these claims and its insurer is providing a defense.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

	No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2000, to a vote of the Company's security holders, through solicitation of proxies or otherwise.


PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

	The Company's common stock is included for quotation on the NASDAQ SmallCap Market tier of the NASDAQ Stock Market under the trading symbol "ARWM". The following table sets forth the high and low sales prices in the common stock during the last eight quarters reported in that market as adjusted for 10% stock dividends which became effective July 15, 1999:



Fiscal 2000                     High             Low
-----------                     ----             ----
  Fourth Quarter                $4.31            $1.50
  Third Quarter                  4.50             2.06
  Second Quarter                 4.00             1.75
  First Quarter                  3.81             2.00

Fiscal 1999
-----------
  Fourth Quarter	              $4.44            $1.94
  Third Quarter                  4.00             3.00
  Second Quarter                 4.21             3.24
  First Quarter                  4.21             3.41




	The approximate number of record holders of the Company's Common Stock as of December 31, 2000, was 350.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

	The following table sets forth for the periods indicated the relative percentages that certain items included in the consolidated statements of income bear to net sales and the percentage changes of such items as compared to the indicated prior period:



                                                           Increase (Decrease)
                                                           From Prior Period
                                                           Years Ended
                             Percentage of Net Sales       ------------------
                             Years Ended December 31       2000      1999
                             ------------------------       vs.       vs.
                             2000     1999     1998        1999      1998
                             ----     ----     ----        ----      ----

Net sales                    100.0%   100.0%   100.0%      1.4%       1.7%
Cost of sales                 56.1%    57.2%    56.1%     (0.5)%      3.7%
Gross profit                  43.9%    42.8%    43.9%      3.8%      (0.9)%
General and administrative
  expenses                    34.6%    31.9%    30.5%     10.1%       6.2%
Income before other income
  (expense)                    9.3%    11.0%    13.4%    (14.3)%    (16.9)%
Income before income taxes    10.4%    11.8%    13.6%    (10.7)%    (12.4)%
Net income                     6.7%     7.5%     8.8%     (9.3)%     (13.2)%


Comparison of Annual Results.

	Net sales for fiscal year 2000 increased 1.4% to $14,193,264 from $14,001,716 versus fiscal year 1999 after increasing 1.7% from fiscal 1998 to fiscal 1999. Cost of sales as a percentage of net sales decreased to 56.1% in fiscal 2000 from 57.2% in fiscal 1999 and 56.1% in fiscal 1997. The increase in sales from 1998 to 2000 is primarily attributable to the extension of sales coverage through the addition of sales personnel under an ongoing hiring program. As a result of increased hiring and training expenses associated with the addition of these sales personnel, gross profit increased by 3.8% to $6,227,676 from $5,996,902 for fiscal 2000 versus fiscal 1999, after decreasing by 0.9% from fiscal 1998 to fiscal 1999.

	General and administrative expenses rose to 34.6% of net sales in fiscal 2000 primarily as the result of expenses associated with hiring additional sales personnel, such as increased travel expense, and substantial one-time expenses in the fourth quarter related to a proposed acquisition of the Company that was terminated. General and administrative expenses also increased as a percentage of net sales to 31.9% in fiscal 1999 from 30.5% in fiscal 1998. In addition to hiring additional sales personnel, during fiscal 1998 the Company increased its reserve for bad debts to 4.0% of net sales from 2.2% of net sales.

	Other income generated $153,596 in income in fiscal 2000, $110,766 in income during fiscal 1999 and $31,958 in income during fiscal 1998, primarily as the result of interest earned on excess cash in excess of interest paid.

	As a result of these factors, for the fiscal year ended December 31, 2000, net income fell to $950,918 versus $1,048,062 for fiscal 1999 and $1,207,280 for fiscal 1998.

Liquidity and Capital Resources.

	The Company's working capital (total current assets less total current liabilities), which was $5,484,646 as of December 31, 1999, improved modestly to $5,567,925 as of December 31, 2000. The Company's current assets increased as the Company's accounts receivable increased due to a slight increase in the average collection period for the Company's receivables. Current liabilities increased due to the addition of equipment, such as sprayers, used to support sales and the resulting increase in accounts payable.

	As shown in the Company's statements of cash flows for 2000, the Company generated $955,885 in cash flow from operations as the Company continued to capitalize on its profitability, partially offset by increases in receivables resulting from its sustained growth. The Company utilized $1,156,566 in investing activities as it purchased property and equipment, primarily related to the construction of an additional 30,000 square feet of warehouse space to its existing facilities at a total cost of approximately $1 million.

	At December 31, 2000, the Company had $1,250,000 available under a revolving line of credit bearing interest at the lender's prime rate (9.5% at December 31, 2000) and is collateralized by certain accounts receivable and inventories. At December 31, 2000, there was no outstanding balance under this note. The credit agreement contains various debt covenants, the most restrictive of which requires the Company to maintain certain minimum financial criteria. The Company believes it was in compliance with all debt
covenant requirements as of December 31, 2000.   The Company believes that its
present financing is adequate for its capital needs for the foreseeable future.


ITEM 7.   FINANCIAL STATEMENTS.

	Included at pages F-1 through F-16 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

	None.

                                  PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

	Information relating to the Company's Directors and executive officers will be set forth under the heading "Election of Directors and Information as to Directors, Nominees and Executive Officers" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 10, 2001, which will be filed with the Securities and Exchange Commission on or about April 10, 2001, and such information is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

	Information relating to executive compensation will be set forth under the heading "Executive Compensation" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 10, 2001, which will be filed with the Securities and Exchange Commission on or about April 10, 2001, and such information is incorporated herein by reference.


ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.



	Information relating to the ownership of certain beneficial owners and management of the Company's Common Stock will be set forth under the heading "Securities Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 10, 2001, which will be filed with the Securities and Exchange Commission on or about April 10, 2001, and such information is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

	Information relating to the business relationships and related transactions with respect to the Company and certain Directors and nominees for election as Directors is set forth under the heading "Certain Transactions" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 10, 2001, which will be filed with the Securities and Exchange Commission on or about April 10, 2001, and such information is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

	No.                         		Exhibit
      ---                                 -------
      3.1 Articles of Incorporation, as amended, of Arrow-Magnolia International, Inc. (1).

      3.2         Bylaws of Arrow-Magnolia International, Inc. (4)

      10.19 Arrow-Magnolia International, Inc. Amended and Restated Non-Qualified Stock Option Plan.

      10.20 Credit Loan Agreement dated August 5, 1994 between Arrow-Magnolia International, Inc. and Chase Bank of Texas (2).

      10.21 Extension and Modification Agreement dated August 18, 1994 between Arrow-Magnolia International, Inc. and Chase Bank of Texas (2).

      10.22       1998 Stock Bonus Plan (3).

      10.23 Executive Employment Agreement dated March 1, 1999 between Arrow-Magnolia International, Inc. and Morris Shwiff (5).

      10.24 Executive Employment Agreement dated March 1, 1999 between Arrow-Magnolia International, Inc. and Mark Kenner (5).

      10.25 Executive Employment Agreement dated March 1, 1999 between Arrow-Magnolia International, Inc. and Fred Kenner (5).

	23.1        Consent of Independent Auditors.





(1) Filed as Exhibit 3.1 to Arrow-Magnolia International, Inc. Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference.

(2) Filed as Exhibits 10.20 and 10.21 to Arrow-Magnolia International, Inc. Form 10-KSB for the fiscal year ended December 31, 1994 and incorporated herein by reference.

(3) Filed as Exhibit 10.19 to Arrow-Magnolia International, Inc. Form S-8 Registration Statement No. 333-47709 filed on March 10, 1998 and Incorporated herein by reference.

(4)	Filed as Exhibit 3.2 to Arrow-Magnolia International, Inc. Form 10-KSB
      for the fiscal year ended December 31, 1999 and incorporated herein by reference.

(5) Filed as Exhibits 10.23, 10.24 and 10.25 to Arrow-Magnolia International, Inc. Form 10-KSB/A for the fiscal year ended December 31, 1999 filed on May 1, 2000 and incorporated herein by reference.


(b)  Reports on Form 8-K.

	None.

	                    ARROW-MAGNOLIA  INTERNATIONAL, INC.

	                Index to Financial Statements and Schedule



											Page
                                                                  ----
Independent Auditors' Reports							F-2

Financial Statements:

	Balance Sheets as of December 31, 2000 and 1999			F-3

	Statements of Income for the years ended December
      31, 2000, 1999 and 1998		                              F-4

	Statements of Stockholders' Equity for the years
      ended December 31, 2000, 1999 and 1998				F-5

	Statements of Cash Flows for the years ended
       December 31, 2000, 1999 and 1998		                  F-6

      Notes to Financial Statements	      				F-7

	                     INDEPENDENT AUDITORS' REPORT





The Stockholders and Board of Directors
Arrow-Magnolia International, Inc.


We have audited the accompanying balance sheets of Arrow-Magnolia International, Inc., a Texas corporation, as of December 31, 2000 and 1999, and the related statements of income, stockholders' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arrow-Magnolia International, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                           PHILIP VOGEL & CO. PC




                                            Certified Public Accountants

Dallas, Texas
March 27, 2001
                                          F-2

	                   ARROW-MAGNOLIA INTERNATIONAL, INC.
                                  BALANCE SHEETS
	                      DECEMBER 31, 2000 AND 1999

                                      2000                1999
        Assets                        ----                ----
Current assets:
  Cash and cash equivalents          $2,509,660         $2,710,341
  Short-term investments                300,000            300,000
  Trade accounts receivable,
    less allowance for doubtful
    accounts of $497,245 in 2000
    and $438,990 in 1999              2,708,628          2,373,686
  Inventories                           671,872            672,068
  Prepaid income taxes                   59,141             79,961
  Deferred income taxes                 216,600            184,900
  Other assets                           20,807              9,247
                                     ----------         ----------
    Total current assets             $6,558,708         $6,330,203

Property and equipment, net           2,532,001          1,650,918
Intangible assets, net                  119,106            125,176
Notes receivable                         53,176             40,000
Other assets, at cost                     1,850              2,700
                                     ----------         ----------
    Total assets                     $9,264,841         $8,148,997
                                     ==========         ==========
       Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                     $715,757           $584,549
  Accrued liabilities                   252,722            236,510
  Income taxes payable                   22,304             24,498
                                      ---------          ---------
    Total current liabilities          $990,783           $845,557

Deferred income taxes                    41,200             21,500
Deferred compensation                   104,500            104,500
                                      ---------          ---------
    Total liabilities                $1,136,483           $971,557
                                      ---------          ---------
Commitments and contingencies (see Note I)

Stockholders' equity:
  Preferred stock - par value $.10,
   authorized 500,000 shares; none issued    $0                 $0
  Common stock - par value $.10,
   Authorized 10,000,000 shares;
   3,262,066 shares
   issued in 2000 and 1999              326,207            326,207
  Additional paid-in capital          5,607,214          5,607,214
  Retained earnings                   2,256,405          1,305,487
  Less cost of 13,500 shares of
   Common stock in treasury             (61,468)           (61,468)
                                     ----------         ----------
   Total stockholders' equity        $8,128,358         $7,177,440
                                     ----------         ----------
   Total liabiliities and stockholders'
     equity                          $9,264,841         $8,148,997
                                     ==========         ==========

The accompanying notes are an integral part of these statements.

	                    ARROW-MAGNOLIA INTERNATIONAL, INC.
	                        STATEMENTS OF INCOME
	             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                       2000           1999            1998
                                     -----------    -----------     ----------
Net sales                            $14,193,264    $14,001,716    $13,769,007
Cost of sales                          7,965,588      8,004,814      7,718,708
                                     -----------    -----------     ----------
  Gross profit                        $6,227,676     $5,996,902     $6,050,299

General and administrative expenses    4,911,863      4,461,476      4,202,927
                                     -----------    -----------     ----------
Income before other income (expense)  $1,315,813     $1,535,426     $1,847,372
                                     -----------    -----------     ----------
Other income (expense):
  Interest expense                            $0             $0       $(69,278)
  Interest income                        152,294        110,244         87,616
  Other income                             1,302            522         13,620
                                     -----------    -----------     ----------
  Total other income (expense)          $153,596       $110,766        $31,958
                                     -----------    -----------     ----------
Income before income taxes            $1,469,409     $1,646,192     $1,879,330

Provision for income taxes               518,491        598,130        672,050
                                     -----------    -----------     ----------
Net income                              $950,918     $1,048,062     $1,207,280
                                     ===========    ===========    ===========



Earnings per common share:

  Basic                                    $0.29          $0.32          $0.37
                                     ===========    ===========    ===========

  Diluted                                  $0.26          $0.29          $0.33
                                     ===========    ===========    ===========


The accompanying notes are an integral part of these statements.

                         ARROW-MAGNOLIA INTERNATIONAL, INC.
                         STATEMENTS OF STOCKHOLDERS' EQUITY
	          FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                    Common stock    Additional           Cost of     Total
                   Shares            paid-in   Retained  treasurystockholders'
               Outstanding  Amount   capital   earnings   stock      equity
               -----------  ------   -------   --------   -------  -----------

Balances at
December 31,
1997           2,681,392  $268,139  $2,776,182  $1,868,639      $0  $4,912,960

10% stock
dividend         268,909    26,891   1,721,018  (1,747,909)      0           0

Exercise of
stock options
and related
tax benefits      4,356       436      10,351            0       0      10,787

Expense resulting
from issuance of
stock warrants        0         0       7,720            0       0       7,720

Shares issued
pursuant to stock
bonus plan        4,333       433      31,524            0       0      31,957

Purchase of
13,500 shares
of common
stock for
treasury        (13,500)       0            0            0  (61,468)  (61,468)

Net income            0        0            0    1,207,280        0  1,207,280
               -------- --------  -----------   ----------   ------   --------

Balances at
December 31,
1998          2,945,490 $295,899   $4,546,795   $1,328,010 $(61,468)$6,109,236

10% stock
dividend       295,185   29,519    1,040,527    (1,070,585)       0      (539)

Exercise of
stock options
and related
tax benefits     4,791      479        7,414             0        0      7,893

Shares issued
pursuant to
stock bonus
plan             3,100      310       12,478             0        0     12,788

Net income           0        0            0     1,048,062        0  1,048,062
             --------- --------  -----------   -----------  -------   --------
Balances at
December 31,
1999         3,248,566 $326,207   $5,607,214    $1,305,487 $(61,468)$7,177,440

Net income           0        0            0       950,918        0    950,918
             --------- --------  -----------   -----------  -------   --------
Balances at
December 31,
2000         3,248,566 $326,207   $5,607,214    $2,256,405 $(61,468)$8,128,358
             ========= ========  ===========   ===========  ======= ==========


The accompanying notes are an integral part of these statements.

                         ARROW-MAGNOLIA INTERNATIONAL, INC.
                             STATEMENTS OF CASH FLOWS
	          FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                   2000            1999            1998
                                ----------      ----------      ----------
Cash flows from operating activities:
  Net income                      $950,918      $1,048,062      $1,207,280

  Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
    Depreciation and
      amortization                 277,236         192,721         152,173
    Deferred income taxes          (12,000)          8,100         (23,642)
    Provision for doubtful
      accounts                     351,050         381,764         548,547
    Loss on retirement of
      assets                         4,317          19,327               0

  Changes in operating assets
  and liabilities:
    Receivables                   (757,992)       (408,130)       (122,515)
    Inventories                        196          30,547        (101,458)
    Prepaid income taxes            20,820          (9,100)        (70,861)
    Notes receivable               (13,176)              0               0
    Other assets                   (10,710)         18,068            (683)
    Accounts payable               131,208          93,102         (79,979)
    Accrued liabilities             16,212          20,571            (385)
    Income taxes payable            (2,194)        (38,797)        (76,986)
                                ----------      ----------       ---------
      Net cash provided by
      operating activities        $955,885      $1,356,235      $1,431,491
                                ----------      ----------       ---------

Cash flows from investing activities:
    Proceeds from sale of
      short-term investments     $300,000         $300,000        $300,000
    Purchase of short-term
      investments                (300,000)        (300,000)       (300,000)
    Acquisition of property
      and equipment            (1,156,566)      (1,052,755)       (211,326)
                                ---------        ---------       ---------
      Net cash used by
      investing activities    $(1,156,566)     $(1,052,755)      $(211,326)
                                ---------        ---------       ---------

Cash flows from financing activities:
   Repayments of note payable           0                0        (600,000)
   Repayments of long-term debt         0                0        (101,361)
   Proceeds from issuance of
     common stock                       0           20,681          50,464
   Cash issued in lieu of
     fractional shares                  0             (539)              0
   Purchase of common stock
     for treasury                       0                0         (61,468)
                                ---------        ---------        --------

Net cash provided (used) by
financing activities                    0          $20,142       $(712,365)
                                ---------        ---------        --------

Net increase (decrease) in
cash and cash equivalents       $(200,681)        $323,622        $507,800

Cash and cash equivalents:
Beginning of year               2,710,341        2,386,719       1,878,919
                               ----------       ----------      ----------
End of year                    $2,509,660       $2,710,341      $2,386,719
                               ==========       ==========      ==========


The accompanying notes are an integral part of these statements.

Note A - Summary of significant accounting policies:

Nature of the operations
------------------------
The Company is engaged in the sale and distribution of chemical products, primarily industrial and institutional cleaning and maintenance supplies and related products, to industrial users, telephone supply distributors, governmental agencies and school systems. The Company's customers operate in many different industries and geographic regions. No single customer accounted for more than 10% of net sales in 2000, 1999 or 1998.

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

At December 31, 2000, the Company had cash balances of approximately $400,000 in banking institutions in excess of federally insured amounts. These balances are therefore considered outstanding items. The Company also had approximately $900,000 of its funds invested in uninsured money market accounts at December 31, 2000. These funds are managed by outside investment management firms and are invested in short-term instruments with maturities of 120 days or less.

Cash equivalents and statements of cash flows
---------------------------------------------
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $986,500 and $988,119 at December 31, 2000 and 1999, respectively, consist of U.S. treasury bills with original maturities of less than three months.

Cash paid for interest during 2000, 1999 and 1998 was $-0-, $9,111 and $60,167, respectively. Cash paid for income taxes during 2000, 1999 and 1998 was $511,865, $637,927 and $843,539, respectively.

Short-term investments
----------------------
Short-term investments at December 31, 2000 and 1999 represent investments in bank certificates of deposit.

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

-----------------------------
Shares used in calculating basic and diluted income per share are as follows:

                                    2000            1999            1998
                                  ---------       ---------       ---------
Weighted average common shares
   outstanding                    3,248,566       3,246,602       3,249,928

Dilutive securities:
   Common stock options             769,092         770,690         774,765
   Assumed repurchase of common
      shares                       (373,048)       (355,010)       (338,971)
                                  ---------       ---------       ---------
Weighted average common shares
   outstanding - diluted basis    3,644,610       3,662,282       3,685,722
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

Impairment of long-lived assets and long-lived assets to be disposed of
-----------------------------------------------------------------------
The Company has adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the years ended December 31, 2000, 1999 and 1998, the Company's analyses indicated that there was not an impairment of its long-lived assets.

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


Note B - Property and equipment:

Property and equipment consist of the following at December 31, 2000 and 1999:

                                                   2000              1999
                                               ----------         ----------
Land                                              $97,209            $97,209
Buildings and improvements   5 to 40 years      1,363,588          1,128,805
Machinery and equipment      3 to 10 years      1,888,457          1,177,733
Furniture and fixtures       5 to 10 years        486,078            295,516
                                               ----------         ----------
                                               $3,835,332         $2,699,263
Less accumulated depreciation                   1,303,331          1,048,345
                                               ----------         ----------
                                               $2,532,001         $1,650,918
                                               ==========         ==========

Depreciation expense charged to operations was $271,166, $186,651 and $150,728 in 2000, 1999 and 1998, respectively.

Note C - Intangible assets:

Intangible assets consist of the following at December 31, 2000 and 1999:

                                                   2000              1999
                                               ----------         ----------
Goodwill                 15 to 40 years          $160,124           $160,124

Less accumulated amortization                      41,018             34,948
                                               ----------         ----------
                                                 $119,106           $125,176
                                               ==========         ==========

Note D - Credit Agreement:

The Company has available at December 31, 2000, a revolving line of credit
with an asset-based lender due on May 1, 2001.   The credit agreement provides
for a commitment from the lender at the lesser of $1,250,000 or the borrowing base as defined. At December 31, 2000 and 1999, there were no outstanding balances due under this agreement. The credit agreement contains various debt covenants, the most restrictive of which requires the Company to maintain certain minimum financial criteria. At December 31, 2000, the Company believes it is in compliance with all debt covenant requirements. The note requires monthly payments of interest at the lender's prime rate (9.5% at December 31, 2000) and is collateralized by certain accounts receivable and inventories.

Note E - Income taxes:

Income tax expense for the years ended December 31, 2000, 1999 and 1998 consists of the following:

                                     2000            1999            1998
                                  ----------      ----------      ----------
U.S. federal - current              $500,800        $536,398        $641,509
U.S. federal - deferred              (12,000)          8,100         (23,642)
State - current                       29,691          53,632          54,183
                                  ----------      ----------      ----------
                                    $518,491        $598,130        $672,050
                                  ==========      ==========      ==========

Income tax expense for the years ended December 31, 2000, 1999 and 1998 differs from the "expected" tax expense (computed by applying the 34% U.S. federal corporate rate to income before income taxes) as follows:

                                     2000            1999             1998
                                  ---------       ----------       ----------
Computed "expected" tax expense    $499,599         $559,705         $638,972
Amortization of goodwill                703              939              703
State income taxes, net of federal
   Benefit                           19,596           35,397           35,761
Other                                (1,407)           2,089           (3,386)
                                  ---------        ---------        ---------
                                   $518,491         $598,130         $672,050
                                  =========        =========        =========

                                      F-11

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                                     2000            1999
                                                  ----------      ----------
Deferred tax assets:
  Accounts receivable, principally due to
    allowance for doubtful accounts                 $169,000        $149,300
  Overhead allocation to inventories under IRC 263a   40,400          21,400
  Expense resulting from issuance of stock
    options and warrants                              35,450          35,450
                                                  ----------      ----------
Total gross deferred tax assets                     $244,850        $206,150
Less valuation allowance                                   0               0
                                                  ----------      ----------
Net deferred tax assets                             $244,850        $206,150
                                                  ----------      ----------
Deferred tax liabilities:
  Property and equipment, principally due to
    differences in depreciation                     $(68,900)       $(42,200)
  Other                                                 (550)           (550)
                                                  ----------       ---------
Total gross deferred tax liabilities                $(69,450)       $(42,750)
                                                  ----------       ---------
Net deferred tax asset                              $175,400        $163,400
                                                  ==========       =========

Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the net deferred tax assets at December 31, 2000, to be realized as a result of future taxable income.

Note F - Stockholders' equity:

Stock equivalents at December 31, 2000, 1999 and 1998, and changes in stock equivalents for the three-year period ended December 31, 2000, are presented below:

                                Stock options                 Stock warrants
                        ------------------------------------  --------------
Stock options/warrants
exercise price             $0.50    $2.00    $2.875   $4.375       $4.75
                        ========  =======  ========  =======     =======
Stock options issued
  and outstanding,
  December 31, 1997      589,328   55,000         0        0           0
   Exercise of options    (4,356)       0         0        0           0
   10% stock dividend     58,497    5,500         0        0           0
                        --------  -------  --------  -------     -------
Stock options issued
  and outstanding
  December 31, 1998      643,469   60,500         0        0           0
   Issuance of
     options/warrants          0        0         0   20,000      10,000
   Exercise of
     options/warrants     (4,791)       0         0        0           0
   10% stock dividend     63,864    6,050         0    2,000       1,000
                        --------  -------  --------  -------     -------
Stock options issued
   and outstanding,
   December 31, 1999     702,542   66,550         0   22,000      11,000
   Issuance of
     options/warrants          0        0    42,000        0           0
                        --------  -------  --------  -------     -------
Stock options issued
   and outstanding,
   December 31, 2000     702,542   66,550    42,000   22,000      11,000
                        ========  =======  ========  =======     =======

Stock option plan

The Company has a non-qualified stock option plan (Plan) covering approximately 870,000 shares of common stock. Participants are selected by the Company's board of directors from the executive officers and other key employees of the Company. The Plan provides that the option price per share and vesting period for stock options issued under the Plan are determined by the Company's board of directors.


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

Options outstanding were increased by 50,000 in 1995, 54,208 in 1997, 58,497
in 1998, and 63,864 in 1999 due to 10% stock dividends.   At December 31,
2000, 24,027 of these options had been exercised; 702,542 options remain outstanding and all are exercisable.

$2.00 stock options
-------------------
In January 1997, the Company granted 50,000 stock options to an employee of the Company. These stock options were issued at an option price of $2.00 per share. The stock options were fully exercisable at the date of grant. During 1997, the Company recognized the aggregate excess of the market price over the exercise price at date of grant, $104,500, as expense. Options outstanding were increased by 5,000 in 1997, 5,500 in 1998, and 6,050 in 1999 due to 10%
stock dividends. At December 31, 2000, none of these options have been exercised; 66,550 options remain outstanding and all are exercisable.

$2.875 stock options
-------------------
In January 2000, the Company granted 42,000 stock options to certain key employees. These options were issued at an option price of $2.875, and vest in annual increments of 20% with the first 20% vesting occurring on the date of issuance. At December 31, 2000, 42,000 options remain outstanding and 8,400 are exercisable.

$4.375 stock options
--------------------
In January 1999, the Company granted 20,000 stock options to certain employees of the Company. These stock options were issued at an option price of $4.375 per share and vest in annual increments of 20% with the first 20% vesting occurring on the date of issuance. Total stock options outstanding were increased by 2,000 in 1999, due to a 10% stock dividend. At December 31, 2000, none of these options had been exercised; 22,000 options remain outstanding and 11,000 are exercisable.

The weighted average exercise price of all outstanding options as of December 31, 2000, was $0.84.

Stock warrants
--------------

In May 1996, the Company issued stock warrants to a service provider. The stock warrants were exercisable to purchase up to 40,000 shares of the Company's common stock at $2.25 per share. Total warrants outstanding were increased to 44,000 in 1997 due to a 10% stock dividend. The Company recognized the aggregate excess of the estimated fair value over the exercise price at date of grant of $50,000 as expense over the two year term of the service agreement, which was the same life as the warrants. The Company recognized approximately $7,700 and $25,000 as compensation expense during 1998 and 1997, respectively, related to these warrants. During 1997, all of the warrants were exercised.

In February 1999, the Company issued stock warrants to a service provider. The stock warrants are exercisable to purchase up to 10,000 shares of the Company's common stock at $4.75 per share. The stock warrants were increased
to 11,000 in 1999 due to a 10% stock dividend.    No compensation cost was
recognized with respect to these stock warrants. At December 31, 2000, none of these warrants have been exercised; 11,000 remain outstanding and all are exercisable.

Stock dividends
---------------
Effective July 14, 1998, and July 20, 1999, the Company issued 10% stock dividends on all outstanding common shares.

Note G - Proforma information related to stock options:

The per share weighted-average fair value of stock options granted during 2000 and 1999 was $1.99 and $1.94, respectively, on the date of grant, using the Black Scholes option-pricing model. There were no stock options granted during 1998. The following weighted-average assumptions were used in the pricing model:

                                               1999            1997
                                           -----------     ------------
Expected dividend yield                          0.00%            0.00%
Risk-free interest rate                          6.66%            4.84%
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

                                      2000            1999           1998
                                  -----------     -----------    -----------
Net income:
   As reported                       $950,918      $1,048,062     $1,207,280
                                   ==========      ==========     ==========
   Proforma                          $923,772      $1,037,796     $1,207,280
                                   ==========      ==========     ==========
Basic earnings per common share:
   As reported                          $0.29           $0.32          $0.37
                                   ==========      ==========     ==========
   Proforma                             $0.28           $0.32          $0.37
                                   ==========      ==========     ==========
Diluted earnings per common share:
   As reported                          $0.26           $0.29          $0.33
                                   ==========      ==========     ==========
   Proforma                             $0.25           $0.28          $0.33
                                   ==========      ==========     ==========

Proforma net income reflects only options granted in 2000 and 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net income amounts presented above because compensation cost is reflected over the option's vesting period, and compensation cost for options granted prior to January 1, 1995, is not considered.
                                   F-15
<PAGE<

Note H - Quarterly financial data (unaudited):

Quarterly net income and earnings per share for 2000 are as follows:

                                                       Earnings per share
                                                    -------------------------
                                Net income            Basic          Diluted
                               -----------           ---------      ----------
First quarter                     $333,122            $0.10             $0.09
Second quarter                     303,170            $0.09             $0.08
Third quarter                      352,196            $0.11             $0.10
Fourth quarter                     (37,570)          $(0.01)           $(0.01)
                               -----------
                                  $950,918
                               ===========

Note I - Commitments and contingencies:

Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Environmental remediation

As a result of an environmental site investigation conducted by an outside engineering firm during 2000, the Company discovered that certain regulated chemicals exist in the soils and ground water underneath its facilities. It appears that this contamination was the result of activities that took place prior to 1985, when current management assumed control of the Company. Based on this investigation, the Company believes it is likely that it will incur costs for investigation and monitoring and, possibly, environmental remediation costs. At this time, it is not possible to estimate the amount of such liability because the discovery is still in an investigatory stage and the extent of possible contamination has not been determined.

On March 2, 2001, the Company notified the Texas Natural Resource Conservation Commission (TNRCC) of the results of this investigation and that it intends to apply for the Voluntary Cleanup Program during 2001. Subject to approval from the TNRCC, the Company plans to conduct further investigations into the contamination, after which time, the Company believes it should be able to reasonably estimate the potential costs of the environmental remediation.

The Company has not been subjected to any claims or assessments with respect to this environmental issue.

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


Dated:  March 28, 2001

	In accordance with The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                			Title
	Date

/s/ Morris Shwiff
-------------------        Director and Chairman of the        }
Morris Shwiff              Board 		             	   }
										   }
									         }
/s/ Mark I. Kenner
-------------------        Director, Vice Chairman and	   }
Mark I. Kenner      	   Chief Executive Officer		   }	  March
			         (Principal Executive Officer)	   }   28, 2001
								               }
/s/ Fred Kenner
-------------------         Director, President and            }
Fred Kenner         	    Chief Operating Officer		   }
				    (Principal Financial and      	   }
				    Accounting Officer)          	   }
								               }
/s/ Robert D. Derosier
-------------------          Director			         }
Robert D. DeRosier						         }
								               }

-------------------          Director			         }
Clifton R. Duke							         }

                                    INDEX TO EXHIBITS


Number     Exhibit                            				Page

3.1 Articles of Incorporation, as amended, of Arrow-Magnolia International, Inc. (1).

3.2  	Bylaws of Arrow-Magnolia International, Inc.

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

10.23 Executive Employment Agreement dated March 1, 1999 between
      Arrow-Magnolia International, Inc. and Morris Shwiff (5).

10.24 Executive Employment Agreement dated March 1, 1999 between
      Arrow-Magnolia International, Inc. and Mark Kenner (5).

10.25 Executive Employment Agreement dated March 1, 1999 between
      Arrow-Magnolia International, Inc. and Fred Kenner (5).

23.1  Consent of Independent Auditors.





(1) Filed as Exhibit 3.1 to Arrow-Magnolia International, Inc. Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference.

(2) Filed as Exhibits 10.20 and 10.21 to Arrow-Magnolia International, Inc. Form 10-KSB for the fiscal year ended December 31, 1994 and Incorporated herein by reference.

(3) Filed as Exhibit 10.19 to Arrow-Magnolia International, Inc. Form S-8 Registration Statement No. 333-47709 filed on March 10, 1998 and incorporated herein by reference.

(4) Filed as Exhibit 3.2 to Arrow-Magnolia International, Inc. Form 10-KSB for the fiscal year ended December 31, 1999 and incorporated herein by reference.

(5) Filed as Exhibits 10.23, 10.24 and 10.25 to Arrow-Magnolia International, Inc. Form 10-KSB/A for the fiscal year ended December 31, 1999 filed on May 1, 2000 and incorporated herein by reference.