Form 10KSB/A
period 2000-12-31
ARROW MAGNOLIA INTERNATIONAL INC
filed 2001-04-19
CIK 61494

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

	Transitional Small Business Disclosure Format:  Yes   No  X
                                                         --    --

                                AMENDMENTS

The issuer's trade accounts receivable, less allowance for doubtful accounts, for 2000, as reflected in the issuer's balance sheets included at page F-3 of its Annual Report on Form 10-KSB for the year ended December 31, 2000, is amended to $2,780,628 from $2,708,628.


                                SIGNATURES

	In accordance with Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

						ARROW-MAGNOLIA INTERNATIONAL, INC.



						By:   /s/ Christopher M. Hewitt
		                           ----------------------------------
				               Christopher M. Hewitt,
                                       Assistant Secretary


Dated:  April 19, 2001