Form 10QSB
period 2001-03-31
ARROW MAGNOLIA INTERNATIONAL INC
filed 2001-05-15
CIK 61494

[CONFORMED COPY]

                            FORM 10-QSB

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

             Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:		March 31, 2001
Commission File Number:	0-4728

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
                       Yes        No

Number of common shares outstanding as of March 31, 2001:

               Common Stock, $0.10 par value, 3,248,566 shares

                  ARROW-MAGNOLIA INTERNATIONAL, INC.
                          March 31, 2001

                         TABLE OF CONTENTS

                  PART I. FINANCIAL INFORMATION.


Item 1.  	Financial Statements						Page

     Arrow-Magnolia International, Inc.                           3
     Condensed Balance Sheets as of March 31, 2001
     (unaudited) and December 31, 2000.

     Arrow-Magnolia International, Inc.                           4
     Condensed Statements of Income for the Three
     Months Ended March 31, 2001 and 2000
     (unaudited).

     Arrow-Magnolia International, Inc.                           5
     Condensed Statements of Cash Flows for the Three
     Months Ended March 31, 2001 and 2000
     (unaudited).

     Notes to Condensed Financial Statements (unaudited).         6

Item 2.	Management's Discussion and Analysis or      	      7
          	Plan of Operation.



PART II.  OTHER INFORMATION.


Item 6.   Exhibits and Reports on Form 8-K.                       8

              ARROW-MAGNOLIA INTERNATIONAL, INC.

                  CONDENSED BALANCE SHEETS
            MARCH 31, 2001 AND DECEMBER 31, 2000

         Assets                   March 30,     December 31,
                                    2001          2000
                                 -----------    -----------
                                 (unaudited)


Current assets:

   Cash and cash equivalents      $2,402,526     $2,509,660
   Short-term investments            300,000        300,000
   Trade accounts receivable,
     less allowance for doubtful
     accounts of $469,078 in 2001
     and $497,245 in 2000          3,140,253      2,780,628
   Inventories                       907,323        671,872
   Prepaid income taxes                    -         59,141
   Deferred income taxes             210,600        216,600
   Other assets                      103,706         20,807
                                  ----------     ----------

        Total current assets       7,064,408      6,558,708

Property and equipment - cost      3,842,560      3,835,332
Accumulated depreciation          (1,383,331)    (1,303,331)

Intangible assets, net               117,588        119,106
Notes receivable                      44,806         53,176
Other assets, at cost                  1,850          1,850
                                  ----------     ----------
        Total assets              $9,687,881     $9,264,841
                                  ==========     ==========

        Liabilities and stockholders' equity

Current liabilities:
   Accounts payable               $  701,259     $  715,757
   Accrued liabilities               345,369        252,722
   Income taxes payable               90,863         22,304
                                  ----------     ----------
        Total current liabilities $1,137,491     $  990,783

Deferred income taxes                 47,700         41,200
Deferred compensation                104,500        104,500
                                  ----------     ----------
        Total liabilities         $1,289,691     $1,136,483
                                  ----------     ----------
Stockholders' equity:
   Preferred stock - par value
     $.10; authorized 500,000
     shares; none issued          $        -     $        -
   Common stock - par value
     $.10; authorized 10,000,000
     shares; issued 3,262,066
     shares in 2001 and 3,262,066
     shares in 2000                  326,207        326,207
   Additional paid-in capital      5,607,214      5,607,214
   Retained earnings               2,526,237      2,256,405
   Less cost of 13,500 shares
     of common stock in treasury     (61,468)       (61,468)
                                  ----------     ----------
       Total stockholders' equity $8,398,190     $8,128,358
                                  ----------     ----------
       Total liabilities and
         stockholders' equity     $9,687,881     $9,264,841
                                  ==========     ==========

See accompanying notes to condensed financial statements.

               ARROW-MAGNOLIA INTERNATIONAL, INC.

                 CONDENSED STATEMENTS OF INCOME
        FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                     2001            2000
                                  ----------     ----------
                                  (unaudited)    (unaudited)

Net sales                         $3,436,281     $3,516,082
Cost of sales                      1,752,742      1,919,103
                                  ----------     ----------
        Gross profit              $1,683,539     $1,596,979

General and administrative
  expenses                         1,303,304      1,117,839
                                  ----------     ----------
Income before other
  income (expense)                $  380,235     $  479,140
                                  ----------     ----------
Other income (expense)
   Interest income                    29,797         31,048
   Other income                            -          3,034
                                  ----------     ----------
        Total other income
          (expense)               $   29,797     $   34,082
                                  ----------     ----------
Income before income taxes        $  410,032     $  513,222
                                  ----------     ----------
Provision for income taxes:
   Current expense                $  127,700     $  217,900
   Deferred expense (benefit)         12,500        (37,800)
                                  ----------     ----------
                                  $  140,200     $  180,100
                                  ----------     ----------
Net income                        $  269,832     $  333,122
                                  ==========     ==========
Earnings per common share:
   Basic                          $     0.08     $     0.10
                                  ==========     ==========
   Diluted                        $     0.07     $     0.09
                                  ==========     ==========
Weighted average common
   shares outstanding:
   Basic                           3,248,566      3,248,566
                                  ==========     ==========
   Diluted                         3,617,915      3,644,759

See accompanying notes to condensed financial statements.

                 ARROW-MAGNOLIA INTERNATIONAL, INC.

                CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                     2001            2000
                                  ----------     ----------
                                  (unaudited)    (unaudited)


Cash flows from operating
  activities:
   Net income                     $  269,832     $  333,122

   Adjustments to reconcile
     net income to net cash
     provided by operating activities:
    Depreciation and amortization     81,518        59,039
    Deferred income taxes             12,500       (37,800)
    Provision for doubtful accounts   87,885        76,063

   Changes in operating assets and
     liabilities:
      Receivables                   (447,510)     (520,004)
      Inventories                   (235,451)      (44,247)
      Prepaid income taxes            59,141        79,961
      Other assets                   (63,863)        9,247
      Accounts payable               (14,498)       22,335
      Accrued liabilities             92,647       (81,401)
      Income taxes payable            68,559       137,939
                                   ---------     ---------
         Net cash (used) provided
           by operating activities $ (89,240)    $  34,254
                                   ---------     ---------
Cash flows from investing activities:
   Increase in employee loans        (19,036)            -
   Decrease in note receivable         8,370             -
   Acquisition of property and
     equipment                        (7,228)      (95,220)
                                   ---------     ---------
         Net cash (used) by
           investing activities    $ (17,894)    $ (95,220)
                                   ---------     ---------

Net (decrease) in cash and
  cash equivalents                 $(107,134)    $ (60,966)

Cash and cash equivalents:
   Beginning of period              2,509,660    2,710,341
                                   ----------   ----------
   End of period                    2,402,526    2,649,375
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

(3)	Environmental remediation

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Material Changes in Financial Condition.

	The Company's working capital (total current assets less total current liabilities), which was $5,567,925 as of December 31, 2000, increased to
$5,926,917 as of March 31, 2001.   The increase in working capital was
primarily the result of increased trade accounts receivable resulting from sales made in connection with trade shows attended during the first quarter that were billed late in the quarter and increased inventories of equipment required to support chemical sales, partially offset by increased accounts payable and increased income taxes payable.

	The Company's cash flow from operating activities for the three months used $89,240 as funds used to fund increased accounts receivable and inventories as explained above exceeded cash generated from earnings and depreciation. A total of $17,894 was also utilized as investments to provide loans to employees and to acquire property and equipment. The resulting decrease in cash for the quarter was $107,134.

	The Company believes that its present financing is adequate for its capital needs for the foreseeable future.

Material Changes in Results of Operations

	Net sales for the three months ended March 31, 2001 decreased to
$3,436,281 from $3,516,082, or 2.3%, from the same period of 2000.   The
Company attributes this fall to the unusually harsh weather experienced during the first quarter, which reduced demand for many of the Company's products used in outdoor applications.

	Cost of sales as a percentage of net sales decreased to 51.0% of net sales for the three months ended March 31, 2001 as compared to 54.6% of net sales for the same period of 2000. Cost of goods sold decreased as a result of introduction of new products commanding higher margins and savings associated with purchases of raw material and equipment.

	As a result, gross profit increased by 5.4% to $1,683,539 from $1,596,979 for the three months ended March 31, 2001 versus the comparable period of fiscal 2000.

 	General and administrative expenses increased by $185,465, or 16.6%, for the comparable three-month periods of 2001 and 2000. The increase resulted primarily from increased administrative salaries (an increase year to year of approximately $89,000), a nonrecurring increase in expenses associated with the self-insured portion of the Company's hospitalization plan (approximately $44,000), increase travel expenses during the quarter (approximately $33,000) and increased ad valorem taxes on the Company's facility resulting from improvements made during 2000 (approximately $9,000).

	As a result of these factors, net income fell for the comparable three months periods to $269,832 from $333,122, or 19.0%.



Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports.

     (a)  None

                            SIGNATURE

	Pursuant to the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ARROW-MAGNOLIA INTERNATIONAL, INC.



Date:  May 15, 2001    		By: 	/s/ Mark Kenner
					        -----------------------------
                                   Mark Kenner, Vice Chairman and

                     Chief Executive Officer


Date:  May 15, 2001	           By:  	/s/ Fred Kenner
					         -----------------------------
                                   Fred Kenner, President and
                                   Chief Financial Officer