Form 10QSB
period 2001-06-30
ARROW MAGNOLIA INTERNATIONAL INC
filed 2001-08-14
CIK 61494

[CONFORMED COPY]

                            FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

              Quarterly Report under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

For Quarter Ended:		June 30, 2001
Commission File Number:	0-4728

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
                             Yes           No

Number of common shares outstanding as of June 30, 2001:

          Common Stock, $0.10 par value, 3,248,566 shares

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                              June 30, 2001

                           TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION.


Item 1.  	Financial Statements				Page

     Arrow-Magnolia International, Inc.			         3
     Condensed Balance Sheets as of June 30, 2001
     (unaudited) and December 31, 2000.

     Arrow-Magnolia International, Inc.			         4
     Condensed Statements of Income for the Six and Three
     Month Periods Ended June 30, 2001 and 2000
     (unaudited).

     Arrow-Magnolia International, Inc.				 5
     Condensed Statements of Cash Flows for the Six
     Month Periods Ended June 30, 2001 and 2000
     (unaudited).

     Notes to Condensed Financial Statements (unaudited).        6

Item 2.	Management's Discussion and Analysis or                  7
          	Plan of Operation.



                PART II.  OTHER INFORMATION.


Item 6.   Exhibits and Reports on Form 8-K.                      8

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                        CONDENSED BALANCE SHEETS
                  JUNE 30, 2001 AND DECEMBER 31, 2000

                                        June 30,      December 31,
                                          2001            2000
                                       -----------    -----------
                                       (unaudited)
Assets
Current assets:

   Cash and cash equivalents            $2,074,586     $2,509,660
   Short-term investments                  300,000        300,000
   Trade accounts receivable, less
     allowance for doubtful
     accounts of $481,125 in 2001 and
     $497,245 in 2000                    3,093,929      2,780,628
   Inventories                           1,038,002        671,872
   Prepaid income taxes                    138,240         59,141
   Deferred income taxes                   218,200        216,600
   Other assets                             14,896         20,807
                                       -----------    -----------
        Total current assets            $6,877,853     $6,558,708

Property and equipment, cost             3,843,509      3,835,332
Accumulated depreciation                (1,460,331)    (1,303,331)

Intangible assets, net                     117,082        119,106
Notes receivable                            39,834         53,176
Other assets, at cost                        1,850          1,850
                                       -----------    -----------
        Total assets                    $9,419,797     $9,264,841
                                       ===========    ===========
        Liabilities and stockholders' equity

Current liabilities:

   Accounts payable                       $653,135       $715,757
   Accrued liabilities                     213,509        252,722
   Income taxes payable                      2,417         22,304
                                       -----------    -----------
        Total current liabilities       $  869,061       $990,783

Deferred income taxes                       55,300         41,200
Deferred compensation                      104,500        104,500
                                       -----------    -----------
        Total liabilities               $1,028,861     $1,136,483
                                       -----------    -----------
Stockholders' equity:
   Preferred stock - par value $.10;
     authorized 500,000 shares; none
     issued                             $        -     $        -
   Common stock - par value $.10; authorized
     10,000,000 shares; issued 3,262,066
     shares in 2001 and 3,262,066 shares
     in 2000                               326,207        326,207
   Additional paid-in capital            5,607,214      5,607,214
   Retained earnings                     2,518,983      2,256,405
   Less cost of 13,500 shares of common
     stock in treasury                     (61,468)       (61,468)
                                       -----------     ----------
       Total stockholders' equity       $8,390,936     $8,128,358
                                       -----------     ----------
       Total liabilities and
         stockholders' equity           $9,419,797     $9,264,841
                                       ===========     ==========

See accompanying notes to condensed financial statements.

                 ARROW-MAGNOLIA INTERNATIONAL, INC.
                  CONDENSED STATEMENTS OF INCOME
        FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                      Six months ended       Three months ended
                           June 30,                 June 30,
                   ----------------------  -----------------------
                      2001        2000       2001       2000
                   (unaudited) (unaudited) (unaudited) (unaudited)
                   ----------  ----------  ----------  ----------
Net Sales          $6,963,476  $7,291,682  $3,527,195  $3,775,600
Cost of sales       3,869,612   4,071,234   2,116,870   2,152,131
                   ----------  ----------  ----------  ----------
  Gross Profit     $3,093,864  $3,220,448  $1,410,325  $1,623,469

General and
  administrative
  expenses          2,622,766   2,312,595   1,319,462   1,194,756
                   ----------  ----------  ----------  ----------
Income before other
income (expense      $471,098    $907,853   $  90,863    $428,713
                   ----------  ----------  ----------  ----------
Other income (expense)
 Interest expense    $      -    $      -    $      -    $      -
 Interest income       56,854      85,308     27,057       54,260
 Other income             426       3,044        426           10
                   ----------  ----------  ----------  ----------
 Total other
 income (expense)    $ 57,280   $ 88,352      $27,483     $54,270
                   ----------  ----------  ----------  ----------
Income before
  nonrecurring items
  and income taxes   $528,378    $996,205    $118,346    $482,983
                   ----------  ----------   ---------  ----------
Nonrecurring items:
  Settlement of
  lawsuit            (125,000)          -    (125,000)          -
                   ----------  ----------   ---------  ----------
Income (loss) before
  income taxes       $403,378    $996,205     $(6,654)   $482,983
                   ----------  ----------   ---------  ----------
Provision for income
  taxes:
   Current           $128,300    $402,812        $600    $184,912
   Deferred (benefit)  12,500     (42,900)          -      (5,100)
                   ----------  ----------  ----------  ----------
                     $140,800    $359,912        $600    $179,812
                   ----------  ----------  ----------  ----------
Net income           $262,578    $636,293     $(7,254)   $303,171
                   ==========  ==========  ==========  ==========
Earnings per common
share:
   Basic                $0.08       $0.20       $    -       $0.09
                   ==========  ==========   ==========  ==========
   Diluted              $0.07       $0.17       $    -       $0.08
                   ==========  ==========   ==========  ==========
Weighted average common
   shares outstanding:
   Basic            3,248,566   3,248,566    3,248,566   3,248,566
                   ==========  ==========   ==========  ==========
   Diluted          3,612,024   3,639,134    3,605,609   3,632,911
                   ==========  ==========   ==========  ==========

See accompanying notes to condensed financial statements.

                      ARROW-MAGNOLIA INTERNATIONAL, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

                                       2001             2000
                                     -----------      -----------
                                     (unaudited)      (unaudited)
Cash flows from operating activities:

   Net income                           $262,578         $636,293

   Adjustments to reconcile net
      earnings to net cash
      provided by operating activities:
    Depreciation and amortization       159,024           119,057
    Deferred income taxes                12,500           (42,900)
    Provision for doubtful accounts     178,524            22,290
    Compensation expense from issuance
      of stock options and warrants           -                 -

   Changes in operating assets and
      liabilities:
      Receivables                      (491,825)         (900,658)
      Inventories                      (366,130)         (296,324)
      Prepaid income taxes              (76,682)           79,961
      Other assets                        7,225           (21,466)
      Accounts payable                  (62,622)          139,425
      Accrued liabilities               (39,213)           (6,363)
      Income taxes payable              (22,304)           88,985
                                     ----------       -----------
         Net cash (used) provided by
           operating activities       $(438,925)        $(181,700)
                                     ----------       -----------
Cash flows from investing activities:

   Purchase of short-term investments $(300,000)        $(300,000)
   Proceeds from maturities of short-
     term investments                   300,000           300,000
   Changes in notes and other
     receivables                         12,028             1,461
   Acquisition of property and
     equipment                           (8,177)         (303,072)
                                     ----------       -----------
         Net cash (used) by
            investing activities      $   3,851         $(301,611)
                                     ----------       -----------
Cash flows from financing activities:

   Proceeds from issuance of common
     stock                            $       -         $       -
                                     ----------        ----------
         Net cash provided (used) by
            financing activities      $       -         $       -
                                     ----------        ----------


Net (decrease) increase in cash and
  cash equivalents                    $(435,074)        $(483,311)

Cash and cash equivalents:

   Beginning of period                2,509,660         2,710,341
                                     ----------        ----------
   End of period                      2,074,586         2,227,030
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

On March 2, 2001, the Company notified the Texas Natural
Resource Conservation Commission (TNRCC) of the results of this investigation, and the Company has applied for the Voluntary Cleanup Program. Subject to approval from the TNRCC, the Company plans to conduct further investigations into the contamination, after which time, the Company believes it should be able to reasonably estimate the potential costs of the environmental remediation.

The Company has not been subjected to any claims or assessments with respect to this environmental issue.

(4) Lawsuit settlement

During the period ended June 30, 2001, the Company entered into a final settlement agreement with respect to a lawsuit brought against it in prior years. The full amount of the settlement was paid for and charged to operations in the second quarter of 2001. The cost to the Company amounted to $125,000.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Material Changes in Financial Condition.

	The Company's working capital (total current assets less total current liabilities), which was $5,567,925 as of December
31, 2000, increased to $6,008,792 as of June 30, 2001.   The
increase in working capital was primarily the result of increased trade accounts receivable attributable to seasonal payment cycles and an increase in inventories as certain equipment has been supplied to customers for use in connection with the Company's products, partially offset by a decrease in cash expended in connection with such build-ups.

	The Company used $438,925 in cash flow in operating activities for the six-month period ending June 30, 2001 as compared to $181,700 used during the comparable period of 2000. Cash used to fund increased accounts receivable and inventories exceeded cash generated from earnings and depreciation during both periods, but earnings were greater and additional cash was conserved through management of accounts payable during 2000.
A total of $3,851 was utilized in connection with investing activities during 2001 as compared to $301,611 used during 2000 to acquire property and equipment primarily related to the completion of the expansion of the Company's operating facility and executive offices. The resulting decrease in cash for the first six months of 2001 was $435,074 as compared to a decrease of $483,311 during 2000.

	The Company believes that its present financing is adequate for its capital needs for the foreseeable future.

Material Changes in Results of Operations

	Net sales for the six months ended June 30, 2001 decreased to $6,963,476 from $7,291,682, or 4.5%, from the same period of 2000 and to $3,527,195 from $3,775,600, or
6.6%, in the second quarter of 2001 as compared to the corresponding period of 2000. These decreases are primarily related to difficulties in recruiting sales personnel in the tight labor market.

	Cost of sales as a percentage of net sales remained stable at 55.6% of net sales for the six months ended June 30, 2001 as compared to 55.8% of net sales for the same period of 2000. For the second quarters of 2001 and 2000, costs of goods sold grew to 60.0% from 57.0%. Cost of goods increased as a percentage of net sales during the second quarter as the Company furnished equipment for use in conection with the Company's products.

	As a result, gross profit fell by 3.9% to $3,093,864 from $3,220,448 for the six months ended June 30, 2001 versus the comparable period of fiscal 2000 and by 13.1% to $1,410,325 from $1,623,469 for the second quarters of 2001 and 2000, respectively.

     General and administrative expenses increased by 13.4% and 10.4% for the comparable six month and three month periods, respectively. These increases primarily reflect expenses associated with new sales managers and hiring of additional sales personnel.

	In addition, the Company incurred a nonrecurring expense during the second quarter of $125,000 in connection with the settlement of a lawsuit.

	As a result of these factors, net income fell for the comparable six months periods to $262,578 from $636,293, or 58.7%, and for the comparable second quarters of 2001 and 2000 fell to a net loss of $7,254 from net income of $303,171.



                    Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports.

     (a) None.

                                 SIGNATURE

	Pursuant to the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ARROW-MAGNOLIA INTERNATIONAL, INC.



Date:  August 14, 2001            By: /s/ Mark Kenner
                                     ----------------------------
                                     Mark Kenner, Vice Chairman
                                     and Chief Executive Officer


Date:  August 14, 2001	         By:  /s/ Fred Kenner
                                     ---------------------------
                                     Fred Kenner, President and
                                     Chief Financial Officer