Form 10QSB
period 2001-09-30
ARROW MAGNOLIA INTERNATIONAL INC
filed 2001-11-13
CIK 61494

[CONFORMED COPY]

                            FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

              Quarterly Report under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

For Quarter Ended:  September 30, 2001
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
                             Yes           No

Number of common shares outstanding as of September 30, 2001:

          Common Stock, $0.10 par value, 3,248,566 shares

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                              September 30, 2001

                           TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION.


Item 1.  	Financial Statements				Page

     Arrow-Magnolia International, Inc.			         3
     Condensed Balance Sheets as of September 30, 2001
     (unaudited) and December 31, 2000.

     Arrow-Magnolia International, Inc.			         4
     Condensed Statements of Income for the Nine and Three
     Month Periods Ended September 30, 2001 and 2000
     (unaudited).

     Arrow-Magnolia International, Inc.				   5
     Condensed Statements of Cash Flows for the Nine
     Month Periods Ended September 30, 2001 and 2000
     (unaudited).

     Notes to Condensed Financial Statements (unaudited).      6

Item 2.	Management's Discussion and Analysis or            7
          	Plan of Operation.



                PART II.  OTHER INFORMATION.


Item 6.   Exhibits and Reports on Form 8-K.                    8

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                        CONDENSED BALANCE SHEETS
                 SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                      September 30,    December 31,
                                          2001            2000
                                       -----------    -----------
                                       (unaudited)
Assets
Current assets:

   Cash and cash equivalents            $2,169,920     $2,509,660
   Short-term investments                  300,000        300,000
   Trade accounts receivable, less
     allowance for doubtful
     accounts of $504,412 in 2001 and
     $497,245 in 2000                    3,179,742      2,780,628
   Inventories                           1,242,463        671,872
   Prepaid income taxes                    154,752         59,141
   Deferred income taxes                   244,700        216,600
   Other assets                             18,545         20,807
                                       -----------    -----------
        Total current assets            $7,310,122     $6,558,708

Property and equipment, cost             3,875,928      3,835,332
Accumulated depreciation                (1,538,832)    (1,303,331)

Intangible assets, net                     114,552        119,106
Notes receivable                            32,116         53,176
Other assets, at cost                        1,850          1,850
                                       -----------    -----------
        Total assets                    $9,795,736     $9,264,841
                                       ===========    ===========
        Liabilities and stockholders' equity

Current liabilities:

   Accounts payable                       $750,487       $715,757
   Accrued liabilities                     242,435        252,722
   Income taxes payable                     32,407         22,304
                                       -----------    -----------
        Total current liabilities       $1,025,329       $990,783

Deferred income taxes                       63,800         41,200
Deferred compensation                      104,500        104,500
                                       -----------    -----------
        Total liabilities               $1,193,629     $1,136,483
                                       -----------    -----------
Stockholders' equity:
   Preferred stock - par value $.10;
     authorized 500,000 shares; none
     issued                             $        -     $        -
   Common stock - par value $.10;
     authorized 10,000,000 shares;
     issued 3,262,066 shares in 2001
     and 3,262,066 shares in 2000          326,207        326,207
   Additional paid-in capital            5,607,214      5,607,214
   Retained earnings                     2,730,154      2,256,405
   Less cost of 13,500 shares of common
     stock in treasury                     (61,468)       (61,468)
                                       -----------     ----------
       Total stockholders' equity       $8,602,107     $8,128,358
                                       -----------     ----------
       Total liabilities and
         stockholders' equity           $9,795,736     $9,264,841
                                       ===========     ==========

See accompanying notes to condensed financial statements.

                 ARROW-MAGNOLIA INTERNATIONAL, INC.
                  CONDENSED STATEMENTS OF INCOME
    FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                      Nine months ended       Three months ended
                        September 30,            September 30,
                   ----------------------  -----------------------
                      2001        2000       2001       2000
                   (unaudited) (unaudited) (unaudited) (unaudited)
                   ----------  ----------  ----------  ----------
Net Sales         $10,714,278 $11,165,438  $3,750,802  $3,873,756
Cost of sales       5,943,194   6,133,706   2,073,582   2,062,472
                   ----------  ----------  ----------  ----------
  Gross Profit     $4,771,084  $5,031,732  $1,677,220  $1,811,284

General and
  administrative
  expenses          3,976,470   3,625,738   1,353,704   1,313,143
                   ----------  ----------  ----------  ----------
Income before other
income (expense      $794,614  $1,405,994    $323,516    $498,141
                   ----------  ----------  ----------  ----------
Other income (expense)
 Interest expense    $      -    $      -    $      -    $      -
 Interest income       75,318     117,467      18,464      32,159
 Other income            (183)      5,619        (609)      2,575
                   ----------  ----------  ----------  ----------
 Total other
 income (expense)    $ 75,135   $ 123,086     $17,855     $34,734
                   ----------  ----------  ----------  ----------
Income before
  nonrecurring items
  and income taxes   $869,749  $1,529,080    $341,371    $532,875
                   ----------  ----------   ---------  ----------
Nonrecurring items:
  Settlement of
  lawsuit            (125,000)          -           -           -
                   ----------  ----------   ---------  ----------
Income (loss) before
  income taxes       $744,749  $1,529,080    $371,371    $532,875
                   ----------  ----------   ---------  ----------
Provision for income
  taxes:
   Current           $276,500    $643,291    $148,200    $240,479
   Deferred (benefit)  (5,500)   (102,700)    (18,000)    (59,800)
                   ----------  ----------  ----------  ----------
                     $271,000    $540,591    $130,200    $180,679
                   ----------  ----------  ----------  ----------
Net income           $473,749    $988,489    $211,171    $352,196
                   ==========  ==========  ==========  ==========
Earnings per common
share:
   Basic                $0.15       $0.30       $0.07       $0.11
                   ==========  ==========  ==========  ==========
   Diluted              $0.13       $0.27       $0.06       $0.10
                   ==========  ==========  ==========  ==========
Weighted average common
   shares outstanding:
   Basic            3,248,566   3,248,566    3,248,566   3,248,566
                   ==========  ==========   ==========  ==========
   Diluted          3,612,810   3,652,725    3,612,287   3,675,113
                   ==========  ==========   ==========  ==========

See accompanying notes to condensed financial statements.

                      ARROW-MAGNOLIA INTERNATIONAL, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

                                       2001             2000
                                     -----------      -----------
                                     (unaudited)      (unaudited)
Cash flows from operating activities:

   Net income                           $473,749         $988,489

   Adjustments to reconcile net
      earnings to net cash
      provided by operating activities:
    Depreciation and amortization        240,055           179,075
    Deferred income taxes                 (5,500)         (102,700)
    Provision for doubtful accounts      274,802            99,435
    Compensation expense from issuance
      of stock options and warrants            -                 -

   Changes in operating assets and
      liabilities:
      Receivables                       (673,916)         (924,747)
      Inventories                       (570,591)         (580,191)
      Prepaid income taxes               (95,611)           79,961
      Other assets                         2,346           (23,604)
      Accounts payable                    34,730           165,513
      Accrued liabilities                (10,287)          (10,915)
      Income taxes payable                10,103           190,465
                                      ----------       -----------
         Net cash (used) provided by
           operating activities        $(320,120)          $60,781
                                      ----------       -----------
Cash flows from investing activities:

   Purchase of short-term investments  $(300,000)        $(300,000)
   Proceeds from maturities of short-
     term investments                    300,000           300,000
   Changes in notes and other
     receivables                          20,976            (2,834)
   Acquisition of property and
     equipment                           (40,596)         (403,225)
                                      ----------       -----------
         Net cash (used) by
            investing activities        $(19,620)        $(406,059)
                                      ----------       -----------
Cash flows from financing activities:  $       -         $       -
                                      ----------        ----------
Net increase (decrease) in cash and
  cash equivalents                     $(339,740)        $(345,278)

Cash and cash equivalents:

   Beginning of period                 2,509,660         2,710,341
                                      ----------        ----------
   End of period                       2,169,920         2,365,063
                                      ==========        ==========

See accompanying notes to condensed financial statements.

                        ARROW-MAGNOLIA INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)

(1)	Basis of presentation:

The quarterly financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

(2)	Earnings per share:

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

(3)	Environmental remediation:

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

In March 2001, the Company notified the Texas Natural Resource Conservation Commission (TNRCC) of the results of this investigation, and in April 2001 the Company filed an Application for the Voluntary Cleanup Program. In May 2001, the TNRCC accepted the Company's application into the Voluntary Cleanup Program and in October 2001 the Company entered into a Voluntary Cleanup Program agreement with the TNRCC. The agreement requires the Company to conduct more extensive environmental studies into the contamination and to report the findings to the TNRCC in January 2002. In addition, the Company has agreed to propose a response action plan, if warranted based on the ongoing investigations, no later than April 2002.


(4) Lawsuit settlement:

During the period ended June 30, 2001, the Company entered into a final settlement agreement with respect to a lawsuit brought against it in prior years. The full amount of the settlement was paid for and charged to operations in the second quarter of 2001. The cost to the Company amounted to $125,000.

(5  Goodwill and other intangible assets:

	During July 2001, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Specifically, the statement addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement changes the accounting for goodwill from an amortization approach to an impairment approach. Goodwill will no longer be amortized over its estimated useful life, but will be tested for impairment upon the occurrence of certain circumstances. An impairment loss will be recognized if the carrying amount of a reporting unit exceeds its fair value. The provisions of this statement are effective for years beginning after December 15, 2001, and will be adopted by the Company during the first quarter of 2002. Management has not fully analyzed the effects of adoption of SFAS No. 142, however, it believes the effects on the financial statements will not be material.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Material Changes in Financial Condition.

     The Company's working capital (total current assets less total current liabilities), which was $5,567,925 as of December 31, 2000,
increased to $6,284,793 as of September 30, 2001.   The increase in
working capital was primarily the result of increased trade accounts receivable attributable to seasonal payment cycles and an increase in inventories as certain equipment listed on the Company's books as inventory has been supplied to customers for use in connection with the Company's products, partially offset by a decrease in cash expended in connection with such build-ups.

     The Company used $320,120 in cash flow in operating activities for the nine-month period ending September 30, 2001 as compared to $60,781 provided from operating activities during the comparable period of 2000. Cash used to fund increased accounts receivable and inventories exceeded cash generated from earnings and depreciation during both periods, but earnings were greater and additional cash was conserved through management of accounts payable during 2000. A total of $19,620 was utilized in connection with investing activities during 2001 as compared to $406,059 used during 2000 to acquire property and equipment primarily related to the completion of the expansion of the Company's operating facility and executive offices. The resulting decrease in cash for the first nine months of 2001 was $339,740 as compared to a decrease of $345,278 during 2000.

     The Company believes that its present financing is adequate for its capital needs for the foreseeable future.

Material Changes in Results of Operations.

     Net sales for the nine months ended September 30, 2001 decreased to $10,714,278 from $11,165,438, or 4.0%, from the same period of 2000 and to $3,750,802 from $3,873,756, or 3.2%, in the third quarter of 2001 as compared to the corresponding period of 2000. These decreases are primarily related to difficulties in recruiting sales personnel in the tight labor market

     Cost of sales as a percentage of net sales remained stable at 55.5% of net sales for the nine months ended September 30, 2001 as compared to 55.0% of net sales for the same period of 2000. For the third quarters of 2001 and 2000, costs of goods sold grew modestly to 55.3% from 53.2%. Cost of goods increased modestly as a percentage of net sales during the third quarter as the Company furnished equipment for use in connection with the Company's products.

     As a result, gross profit fell by 5.2% to $4,771,084 from $5,031,732 for the nine months ended September 30, 2001 versus the comparable period of fiscal 2000 and by 7.4% to $1,677,220 from $1,811,284 for the third quarters of 2001 and 2000, respectively.

     General and administrative expenses increased by 9.7% and 3.1% for the comparable nine month and three month periods, respectively. These increases primarily reflect higher hospitalization and fuel-price-related shipping costs as well as expenses associated with new sales managers and hiring of additional sales personnel.

     In addition, the Company incurred a nonrecurring expense of $125,000 during the second quarter of 2001 in connection with the settlement of a lawsuit.

     As a result of these factors, net income fell for the comparable nine months periods to $473,749 from $988,489, or 52.1%, and for the comparable third quarters of 2001 and 2000 fell to $211,171 from $352,196, or 40.0%.

                    Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports.

     (a) None.

                                 SIGNATURE

	Pursuant to the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ARROW-MAGNOLIA INTERNATIONAL, INC.



Date:  November 12, 2001             By: /s/ Mark Kenner
                                     ----------------------------
                                     Mark Kenner, Vice Chairman
                                     and Chief Executive Officer


Date:  November 12, 2001             By:  /s/ Fred Kenner
                                     ---------------------------
                                     Fred Kenner, President and
                                     Chief Financial Officer