Form 10KSB/A
period 2000-12-31
ARROW MAGNOLIA INTERNATIONAL INC
filed 2002-04-15
CIK 61494

CONFORMED COPY

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               Form 10-KSB/A
                            Amendment No. 2 to
                               Form 10-KSB

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

                                AMENDMENTS

As the result of further investigation, the Company has determined to accrue and charge to operations for the year ended December 31, 2000 the amount of $250,000 to provide for the contingent liability associated with environmental contamination previously disclosed.
The following amendments to Item 6, Item 7 and Item 13 reflect these changes.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

	The following table sets forth for the periods indicated the relative percentages that certain items included in the consolidated statements of income bear to net sales and the percentage changes of such items as compared to the indicated prior period:



                                                           Increase (Decrease)
                                                           From Prior Period
                                                           Years Ended
                             Percentage of Net Sales       ------------------
                             Years Ended December 31       2000      1999
                             ------------------------       vs.       vs.
                             2000     1999     1998        1999      1998
                             ----     ----     ----        ----      ----

Net sales                    100.0%   100.0%   100.0%      1.4%       1.7%
Cost of sales                 56.1%    57.2%    56.1%     (0.5)%      3.7%
Gross profit                  43.9%    42.8%    43.9%      3.8%      (0.9)%
General and administrative
  expenses                    36.4%    31.9%    30.5%     15.7%       6.2%
Income before other income
  (expense)                    7.5%    11.0%    13.4%    (30.1)%    (16.9)%
Income before income taxes     8.6%    11.8%    13.6%    (25.9)%    (12.4)%
Net income                     5.5%     7.5%     8.8%    (25.0)%    (13.2)%


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

	General and administrative expenses rose to 36.4% of net sales in fiscal 2000 primarily as the result of expenses associated with hiring additional sales personnel, such as increased travel expense; substantial one-time expenses in the fourth quarter related to a proposed acquisition of the Company that was terminated ($50,000); and the accrual of $250,000 in expense in anticipation of potential costs related to environmental contamination. General and administrative expenses also increased as a percentage of net sales to 31.9% in fiscal 1999 from 30.5% in fiscal 1998. In addition to hiring additional sales personnel, during fiscal 1998 the Company increased its reserve for bad debts to 4.0% of net sales from 2.2% of net sales.

	Other income generated $153,596 in income in fiscal 2000, $110,766 in income during fiscal 1999 and $31,958 in income during fiscal 1998, primarily as the result of interest earned on excess cash in excess of interest paid.

	As a result of these factors, for the fiscal year ended December 31, 2000, net income fell to $785,918 versus $1,048,062 for fiscal 1999 and $1,207,280 for fiscal 1998.

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

During 2000, the Company learned for the first time that the soil and groundwater underlying its facility in Dallas, Texas had been impacted historically, prior to 1985 when present management assumed control of the Company, with chemicals regulated under the environmental laws. The extent of the contamination is not yet known. The Company entered the Voluntary Cleanup Program offered by the Texas Natural Resources Conservation Commission ("TNRCC") during 2001 and is causing additional studies to be performed to delineate the extent of the chemicals and to determine whether any remediation will be necessary and its nature and extent. The Company has accrued an expense reserve of $250,000 during fiscal 2000 in anticipation of potential costs related to the environmental contamination. Such amount will be reviewed from time to time as more information becomes available to the Company and may be adjusted as conditions warrant.

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

As discussed in note J to the financial statements, subsequent to March 27, 2001, management reassessed its determinations with respect to the accrual of potential environmental remediation liabilities, which resulted in the restatement of previously reported net income for the year ended December 31, 2000. Accordingly, the 2000 financial statements have been restated to reflect the correction of this matter.



                                           PHILIP VOGEL & CO. PC




                                            Certified Public Accountants

Dallas, Texas
March 27, 2001
(except for Note J, as to which
the date is April 3, 2002)
                                          F-2

	                   ARROW-MAGNOLIA INTERNATIONAL, INC.
                                  BALANCE SHEETS
	                      DECEMBER 31, 2000 AND 1999

                                      2000                1999
        Assets                        ----                ----
Current assets:
  Cash and cash equivalents          $2,509,660         $2,710,341
  Short-term investments                300,000            300,000
  Trade accounts receivable,
    less allowance for doubtful
    accounts of $497,245 in 2000
    and $438,990 in 1999              2,780,628          2,373,686
  Inventories                           671,872            672,068
  Prepaid income taxes                   59,141             79,961
  Deferred income taxes                 216,600            184,900
  Other assets                           20,807              9,247
                                     ----------         ----------
    Total current assets             $6,558,708         $6,330,203

Property and equipment, net           2,532,001          1,650,918
Intangible assets, net                  119,106            125,176
Notes receivable                         53,176             40,000
Deferred income taxes                    43,800                  0
Other assets, at cost                     1,850              2,700
                                     ----------         ----------
    Total assets                     $9,308,641         $8,148,997
                                     ==========         ==========
       Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                     $715,757           $584,549
  Accrued liabilities                   252,722            236,510
  Income taxes payable                   22,304             24,498
                                      ---------          ---------
    Total current liabilities          $990,783           $845,557

Environmental remediation liability     250,000                  0
Deferred income taxes                         0             21,500
Deferred compensation                   104,500            104,500
                                      ---------          ---------
    Total liabilities                $1,345,283           $971,557
                                      ---------          ---------
Commitments and contingencies (see Note I)

Stockholders' equity:
  Preferred stock - par value $.10,
   authorized 500,000 shares; none issued    $0                 $0
  Common stock - par value $.10,
   Authorized 10,000,000 shares;
   3,262,066 shares
   issued in 2000 and 1999              326,207            326,207
  Additional paid-in capital          5,607,214          5,607,214
  Retained earnings                   2,091,405          1,305,487
  Less cost of 13,500 shares of
   Common stock in treasury             (61,468)           (61,468)
                                     ----------         ----------
   Total stockholders' equity        $7,963,358         $7,177,440
                                     ----------         ----------
   Total liabiliities and stockholders'
     equity                          $9,308,641         $8,148,997
                                     ==========         ==========

The accompanying notes are an integral part of these statements.

	                    ARROW-MAGNOLIA INTERNATIONAL, INC.
	                        STATEMENTS OF INCOME
	             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                       2000           1999            1998
                                     -----------    -----------     ----------
Net sales                            $14,193,264    $14,001,716    $13,769,007
Cost of sales                          7,965,588      8,004,814      7,718,708
                                     -----------    -----------     ----------
  Gross profit                        $6,227,676     $5,996,902     $6,050,299

General and administrative expenses    5,161,863      4,461,476      4,202,927
                                     -----------    -----------     ----------
Income before other income (expense)  $1,065,813     $1,535,426     $1,847,372
                                     -----------    -----------     ----------
Other income (expense):
  Interest expense                            $0             $0       $(69,278)
  Interest income                        152,294        110,244         87,616
  Other income                             1,302            522         13,620
                                     -----------    -----------     ----------
  Total other income (expense)          $153,596       $110,766        $31,958
                                     -----------    -----------     ----------
Income before income taxes            $1,219,409     $1,646,192     $1,879,330

Provision for income taxes               433,491        598,130        672,050
                                     -----------    -----------     ----------
Net income                              $785,918     $1,048,062     $1,207,280
                                     ===========    ===========    ===========



Earnings per common share:

  Basic                                    $0.24          $0.32          $0.37
                                     ===========    ===========    ===========

  Diluted                                  $0.22          $0.29          $0.33
                                     ===========    ===========    ===========


The accompanying notes are an integral part of these statements.

                         ARROW-MAGNOLIA INTERNATIONAL, INC.
                         STATEMENTS OF STOCKHOLDERS' EQUITY
	          FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                    Common stock    Additional           Cost of     Total
                   Shares            paid-in   Retained  treasurystockholders'
               Outstanding  Amount   capital   earnings   stock      equity
               -----------  ------   -------   --------   -------  -----------

Balances at
December 31,
1997           2,681,392  $268,139  $2,776,182  $1,868,639      $0  $4,912,960

10% stock
dividend         268,909    26,891   1,721,018  (1,747,909)      0           0

Exercise of
stock options
and related
tax benefits      4,356       436      10,351            0       0      10,787

Expense resulting
from issuance of
stock warrants        0         0       7,720            0       0       7,720

Shares issued
pursuant to stock
bonus plan        4,333       433      31,524            0       0      31,957

Purchase of
13,500 shares
of common
stock for
treasury        (13,500)       0            0            0  (61,468)  (61,468)

Net income            0        0            0    1,207,280        0  1,207,280
               -------- --------  -----------   ----------   ------   --------

Balances at
December 31,
1998          2,945,490 $295,899   $4,546,795   $1,328,010 $(61,468)$6,109,236

10% stock
dividend       295,185   29,519    1,040,527    (1,070,585)       0      (539)

Exercise of
stock options
and related
tax benefits     4,791      479        7,414             0        0      7,893

Shares issued
pursuant to
stock bonus
plan             3,100      310       12,478             0        0     12,788

Net income           0        0            0     1,048,062        0  1,048,062
             --------- --------  -----------   -----------  -------   --------
Balances at
December 31,
1999         3,248,566 $326,207   $5,607,214    $1,305,487 $(61,468)$7,177,440

Net income           0        0            0       785,918        0    785,918
             --------- --------  -----------   -----------  -------   --------
Balances at
December 31,
2000         3,248,566 $326,207   $5,607,214    $2,091,405 $(61,468)$7,963,358
             ========= ========  ===========   ===========  ======= ==========


The accompanying notes are an integral part of these statements.

                         ARROW-MAGNOLIA INTERNATIONAL, INC.
                             STATEMENTS OF CASH FLOWS
	          FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                   2000            1999            1998
                                ----------      ----------      ----------
Cash flows from operating activities:
  Net income                      $785,918      $1,048,062      $1,207,280

  Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
    Depreciation and
      amortization                 277,236         192,721         152,173
    Deferred income taxes          (97,000)          8,100         (23,642)
    Provision for doubtful
      accounts                     351,050         381,764         548,547
    Loss on retirement of
      assets                         4,317          19,327               0

  Changes in operating assets
  and liabilities:
    Receivables                   (757,992)       (408,130)       (122,515)
    Inventories                        196          30,547        (101,458)
    Prepaid income taxes            20,820          (9,100)        (70,861)
    Notes receivable               (13,176)              0               0
    Other assets                   (10,710)         18,068            (683)
    Accounts payable               131,208          93,102         (79,979)
    Accrued liabilities            266,212          20,571            (385)
    Income taxes payable            (2,194)        (38,797)        (76,986)
                                ----------      ----------       ---------
      Net cash provided by
      operating activities        $955,885      $1,356,235      $1,431,491
                                ----------      ----------       ---------

Cash flows from investing activities:
    Proceeds from sale of
      short-term investments     $300,000         $300,000        $300,000
    Purchase of short-term
      investments                (300,000)        (300,000)       (300,000)
    Acquisition of property
      and equipment            (1,156,566)      (1,052,755)       (211,326)
                                ---------        ---------       ---------
      Net cash used by
      investing activities    $(1,156,566)     $(1,052,755)      $(211,326)
                                ---------        ---------       ---------

Cash flows from financing activities:
   Repayments of note payable           0                0        (600,000)
   Repayments of long-term debt         0                0        (101,361)
   Proceeds from issuance of
     common stock                       0           20,681          50,464
   Cash issued in lieu of
     fractional shares                  0             (539)              0
   Purchase of common stock
     for treasury                       0                0         (61,468)
                                ---------        ---------        --------

Net cash provided (used) by
financing activities                    0          $20,142       $(712,365)
                                ---------        ---------        --------

Net increase (decrease) in
cash and cash equivalents       $(200,681)        $323,622        $507,800

Cash and cash equivalents:
Beginning of year               2,710,341        2,386,719       1,878,919
                               ----------       ----------      ----------
End of year                    $2,509,660       $2,710,341      $2,386,719
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

Inventories
-----------
Inventories, which consist primarily of merchandise purchased for resale and raw materials purchased for blending, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The costs of blending products are added to the raw material cost of merchandise available for sale using an internally developed overhead factor.

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

Earnings per share
------------------
The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, during 1997 and retroactively restated all per share amounts. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock method, as prescribed by SFAS 128, is used to calculate the effects of stock options outstanding on diluted earnings per share.

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

Revenue recognition
-------------------
The Company follows the provisions of SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, and recognizes revenues when its products are shipped to customers (terms are FOB shipping point) at which time evidence exists of a completed transaction and customer acceptance exists. Appropriate provisions for estimated returns of product and other allowances have been made in the accompanying financial statements. Amounts billed to customers for shipping and handling are classified as revenues; while shipping and handling costs are included in cost of sales.

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

Note E - Income taxes:

Income tax expense for the years ended December 31, 2000, 1999 and 1998 consists of the following:

                                     2000            1999            1998
                                  ----------      ----------      ----------
U.S. federal - current              $500,800        $536,398        $641,509
U.S. federal - deferred              (97,000)          8,100         (23,642)
State - current                       29,691          53,632          54,183
                                  ----------      ----------      ----------
                                    $433,491        $598,130        $672,050
                                  ==========      ==========      ==========

Income tax expense for the years ended December 31, 2000, 1999 and 1998 differs from the "expected" tax expense (computed by applying the 34% U.S. federal corporate rate to income before income taxes) as follows:

                                     2000            1999             1998
                                  ---------       ----------       ----------
Computed "expected" tax expense    $414,599         $559,705         $638,972
Amortization of goodwill                703              939              703
State income taxes, net of federal
   Benefit                           19,596           35,397           35,761
Other                                (1,407)           2,089           (3,386)
                                  ---------        ---------        ---------
                                   $433,591         $598,130         $672,050
                                  =========        =========        =========

                                      F-11

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                                     2000            1999
                                                  ----------      ----------
Deferred tax assets:
  Accounts receivable, principally due to
    allowance for doubtful accounts                 $169,000        $149,300
  Overhead allocation to inventories under IRC 263a   40,400          21,400
  Accrual of environmental remediation liability      85,000               0
  Expense resulting from issuance of stock
    options and warrants                              35,450          35,450
                                                  ----------      ----------
Total gross deferred tax assets                     $329,850        $206,150
Less valuation allowance                                   0               0
                                                  ----------      ----------
Net deferred tax assets                             $244,850        $206,150
                                                  ----------      ----------
Deferred tax liabilities:
  Property and equipment, principally due to
    differences in depreciation                     $(68,900)       $(42,200)
  Other                                                 (550)           (550)
                                                  ----------       ---------
Total gross deferred tax liabilities                $(69,450)       $(42,750)
                                                  ----------       ---------
Net deferred tax asset                              $260,400        $163,400
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

                                      2000            1999           1998
                                  -----------     -----------    -----------
Net income:
   As reported                       $785,918      $1,048,062     $1,207,280
                                   ==========      ==========     ==========
   Proforma                          $758,772      $1,037,796     $1,207,280
                                   ==========      ==========     ==========
Basic earnings per common share:
   As reported                          $0.24           $0.32          $0.37
                                   ==========      ==========     ==========
   Proforma                             $0.23           $0.32          $0.37
                                   ==========      ==========     ==========
Diluted earnings per common share:
   As reported                          $0.22           $0.29          $0.33
                                   ==========      ==========     ==========
   Proforma                             $0.21           $0.28          $0.33
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

Note H - Quarterly financial data (unaudited):

Quarterly net income and earnings per share for 2000 are as follows:

                                                       Earnings per share
                                                    -------------------------
                                Net income            Basic          Diluted
                               -----------           ---------      ----------
First quarter                     $333,122            $0.10             $0.09
Second quarter                     303,170            $0.09             $0.08
Third quarter                      352,196            $0.11             $0.10
Fourth quarter                    (202,570)          $(0.06)           $(0.05)
                               -----------
                                  $785,918
                               ===========

Note I - Commitments and contingencies:

Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Environmental remediation

As a result of an environmental site investigation conducted by an outside engineering firm during 2000, the Company discovered that certain regulated chemicals exist in the soils and ground water underneath its facilities. It appears that this contamination was the result of activities that took place prior to 1985, when current management assumed control of the Company. Based on this investigation, the Company believes it is likely that it will incur costs for investigation and monitoring and, possibly, environmental remediation costs. At this time, it is not possible to accurately estimate the amount of such liability because the discovery is still in an investigatory stage and the extent of possible contamination has not been determined.
In addition, the Company has not been subjected to any claims or assessments with respect to this environmental issue.

Nevertheless, the Company believes it is appropriate to provide for the anticipated financial effects of this matter at the date of its discovery in order to more accurately reflect its liabilities. Based on information available, management determined that $250,000 is its best estimate of the costs for continuing investigation and potential remediation. Accordingly, $250,000 has been accrued in the accompanying financial statements as of December 31, 2000. It is at least reasonably possible that this estimate of future costs will change and the change could be material.


On March 2, 2001, the Company notified the Texas Natural Resource Conservation Commission (TNRCC) of the results of this investigation and that it intends to apply for the Voluntary Cleanup Program during 2001. Subject to approval from the TNRCC, the Company plans to conduct further investigations into the contamination, after which time, the Company believes it should be able to more reasonably estimate the potential costs of the environmental remediation.

The Company incurred costs of $35,000 with respect to investigation of the potential environmental contamination, which have been expensed for the year ended December 31, 2000.

Note J - Restatement of financial statements:

Management has reassessed its determinations with respect to the accrual of potential liabilities as of December 31, 2000. Accordingly, as more fully described in Note I to the financial statements, $250,000 has been accrued and charged to operations for the year ended December 31, 2000, to provide for this contingent liability. The adjustment resulted in an increase in general and administrative expenses of $250,000, with corresponding adjustments to deferred income taxes. The more significant effects of this adjustment on the previously issued financial statements are as follows:


                                      As
                                  Previously          As           Increase
                                   Reported        Restated       (Decrease)
                                  ----------      ----------      ----------
Net deferred tax asset              $175,400        $260,400        $ 85,000
Environmental remediation liability        0         250,000         250,000
Retained earnings                  2,256,405       2,091,405        (165,000)

General and administrative
  expenses                        4,911,863        5,161,863         250,000
Income before income taxes        1,469,409        1,219,409        (250,000)
Provision for income taxes          518,491          433,491         (85,000)
Net income                          950,918          785,918        (165,000)

Earnings per share
  Basic                          $    0.29        $     0.24       $   (0.05)
  Diluted                        $    0.26        $     0.22       $   (0.04)

Corresponding footnotes have been adjusted to reflect the changes resulting from this adjustment. In addition, certain other disclosures have been modified or added to provide further information; none of which have any affect on the financial statements.




                                     F-16

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

	No.                         		Exhibit
      ---                                 -------

	23                     Consent of Independent Auditors.

                                SIGNATURES

	In accordance with Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

						ARROW-MAGNOLIA INTERNATIONAL, INC.



                                    By:    /s/ Mark I. Kenner
                                       ----------------------------------
                                       Mark I. Kenner, Vice Chairman and
	                                 Chief Executive Officer
			                     (Principal Executive Officer)

						By:   /s/ Fred Kenner
		                           ----------------------------------
				               Fred Kenner, President and
                   	               Chief Operating Officer
				               (Principal Financial and
				               Accounting Officer)


Dated:  April 12, 2002