Form 10QSB/A
period 2001-03-31
ARROW MAGNOLIA INTERNATIONAL INC
filed 2002-04-15
CIK 61494

[CONFORMED COPY]

                           FORM 10-QSB/A
                         Amendment No 1 to
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

Amendments have been made to Item 1 and Item 2 as follows:

Item 1. Financial Statements.

              ARROW-MAGNOLIA INTERNATIONAL, INC.

                  CONDENSED BALANCE SHEETS
            MARCH 31, 2001 AND DECEMBER 31, 2000

                                  March 30,     December 31,
                                    2001          2000
                                 -----------    -----------
                                 (unaudited)
Assets
Current assets:

   Cash and cash equivalents      $2,402,526     $2,509,660
   Short-term investments            300,000        300,000
   Trade accounts receivable,
     less allowance for doubtful
     accounts of $469,078 in 2001
     and $497,245 in 2000          3,140,253      2,780,628
   Inventories                       907,323        671,872
   Prepaid income taxes                    -         59,141
   Deferred income taxes             210,600        216,600
   Other assets                      103,706         20,807
                                  ----------     ----------

        Total current assets       7,064,408      6,558,708

Property and equipment - cost      3,842,560      3,835,332
Accumulated depreciation          (1,383,331)    (1,303,331)

Intangible assets, net               117,588        119,106
Notes receivable                      44,806         53,176
Deferred income taxes                 37,300         43,800
Other assets, at cost                  1,850          1,850
                                  ----------     ----------
        Total assets              $9,725,181     $9,308,641
                                  ==========     ==========

        Liabilities and stockholders' equity

Current liabilities:
   Accounts payable               $  701,259     $  715,757
   Accrued liabilities               345,369        252,722
   Income taxes payable               90,863         22,304
                                  ----------     ----------
        Total current liabilities $1,137,491     $  990,783

Environmental remediation liability  250,000         250,000
Deferred compensation                104,500        104,500
                                  ----------     ----------
        Total liabilities         $1,491,991     $1,345,283
                                  ----------     ----------
Stockholders' equity:
   Preferred stock - par value
     $.10; authorized 500,000
     shares; none issued          $        -     $        -
   Common stock - par value
     $.10; authorized 10,000,000
     shares; issued 3,262,066
     shares in 2001 and 3,262,066
     shares in 2000                  326,207        326,207
   Additional paid-in capital      5,607,214      5,607,214
   Retained earnings               2,361,237      2,091,405
   Less cost of 13,500 shares
     of common stock in treasury     (61,468)       (61,468)
                                  ----------     ----------
       Total stockholders' equity $8,233,190     $7,963,358
                                  ----------     ----------
       Total liabilities and
         stockholders' equity     $9,725,181     $9,308,641
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

As a result of an environmental site investigation conducted by an outside engineering firm during 2000, the Company discovered that certain regulated chemicals exist in the soils and ground water underneath its facilities. It appears that this contamination was the result of activities that took place prior to 1985, when current management assumed control of the Company. Based on this investigation, the Company believes it is likely that it will incur costs for investigation and monitoring and, possibly, environmental remediation costs. At this time, it is not possible to accurately estimate the amount of such liability because the discovery is still in an investigatory stage and the extent of possible contamination has not been determined. However, management has determined that $250,000 is its best estimate of the costs for continuing investigation and potential remediation. Accordingly, $250,000 has been accrued at December 31, 2000. It is at least reasonably possible that this estimate of future costs will change and the change could be material.

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