Form 10QSB/A
period 2001-06-30
ARROW MAGNOLIA INTERNATIONAL INC
filed 2002-04-15
CIK 61494

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

              ARROW-MAGNOLIA INTERNATIONAL, INC.

                  CONDENSED BALANCE SHEETS
            JUNE 30, 2001 AND DECEMBER 31, 2000

                                        June 30,      December 31,
                                          2001            2000
                                       -----------    -----------
                                      (unaudited)
Assets
Current assets:

   Cash and cash equivalents            $2,074,586     $2,509,660
   Short-term investments                  300,000        300,000
   Trade accounts receivable, less
     allowance for doubtful
     accounts of $481,125 in 2001 and
     $497,245 in 2000                    3,093,929      2,780,628
   Inventories                           1,038,002        671,872
   Prepaid income taxes                    138,240         59,141
   Deferred income taxes                   218,200        216,600
   Other assets                             14,896         20,807
                                       -----------    -----------
        Total current assets            $6,877,853     $6,558,708

Property and equipment, cost             3,843,509      3,835,332
Accumulated depreciation                (1,460,331)    (1,303,331)

Intangible assets, net                     117,082        119,106
Notes receivable                            39,834         53,176
Deferred income taxes                       29,700         43,800
Other assets, at cost                        1,850          1,850
                                       -----------    -----------
        Total assets                    $9,449,497     $9,308,641
                                       ===========    ===========
        Liabilities and stockholders' equity

Current liabilities:

   Accounts payable                       $653,135       $715,757
   Accrued liabilities                     213,509        252,722
   Income taxes payable                      2,417         22,304
                                       -----------    -----------
        Total current liabilities       $  869,061       $990,783

Environmental remediation liability        250,000        250,000
Deferred compensation                      104,500        104,500
                                       -----------    -----------
        Total liabilities               $1,223,561     $1,345,283
                                       -----------    -----------
Stockholders' equity:
   Preferred stock - par value $.10;
     authorized 500,000 shares; none
     issued                             $        -     $        -
   Common stock - par value $.10; authorized
     10,000,000 shares; issued 3,262,066
     shares in 2001 and 3,262,066 shares
     in 2000                               326,207        326,207
   Additional paid-in capital            5,607,214      5,607,214
   Retained earnings                     2,353,983      2,091,405
   Less cost of 13,500 shares of common
     stock in treasury                     (61,468)       (61,468)
                                       -----------     ----------
       Total stockholders' equity       $8,225,936     $7,963,358
                                       -----------     ----------
       Total liabilities and
         stockholders' equity           $9,449,497     $9,308,641
                                       ===========     ==========

See accompanying notes to condensed financial statements.

                 ARROW-MAGNOLIA INTERNATIONAL, INC.
                  CONDENSED STATEMENTS OF INCOME
        FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                      Six months ended       Three months ended
                           June 30,                 June 30,
                   ----------------------  -----------------------
                      2001        2000       2001       2000
                   (unaudited) (unaudited) (unaudited) (unaudited)
                   ----------  ----------  ----------  ----------
Net Sales          $6,963,476  $7,291,682  $3,527,195  $3,775,600
Cost of sales       3,869,612   4,071,234   2,116,870   2,152,131
                   ----------  ----------  ----------  ----------
  Gross Profit     $3,093,864  $3,220,448  $1,410,325  $1,623,469

General and
  administrative
  expenses          2,622,766   2,312,595   1,319,462   1,194,756
Settlement of
  lawsuit            (125,000)          -    (125,000)          -
                   ----------  ----------   ---------  ----------
Income before other
income (expense      $346,098    $907,853   $ (34,137)   $428,713
                   ----------  ----------  ----------  ----------
Other income (expense)
 Interest expense    $      -    $      -    $      -    $      -
 Interest income       56,854      85,308     27,057       54,260
 Other income             426       3,044        426           10
                   ----------  ----------  ----------  ----------
 Total other
 income (expense)    $ 57,280   $ 88,352      $27,483     $54,270
                   ----------  ----------  ----------  ----------
Income (loss) before
  income taxes       $403,378    $996,205     $(6,654)   $482,983
                   ----------  ----------   ---------  ----------
Provision for income
  taxes:
   Current           $128,300    $402,812        $600    $184,912
   Deferred (benefit)  12,500     (42,900)          -      (5,100)
                   ----------  ----------  ----------  ----------
                     $140,800    $359,912        $600    $179,812
                   ----------  ----------  ----------  ----------
Net income           $262,578    $636,293     $(7,254)   $303,171
                   ==========  ==========  ==========  ==========
Earnings per common
share:
   Basic                $0.08       $0.20       $    -       $0.09
                   ==========  ==========   ==========  ==========
   Diluted              $0.07       $0.17       $    -       $0.08
                   ==========  ==========   ==========  ==========
Weighted average common
   shares outstanding:
   Basic            3,248,566   3,248,566    3,248,566   3,248,566
                   ==========  ==========   ==========  ==========
   Diluted          3,612,024   3,639,134    3,605,609   3,632,911
                   ==========  ==========   ==========  ==========

See accompanying notes to condensed financial statements.

                      ARROW-MAGNOLIA INTERNATIONAL, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

                                       2001             2000
                                     -----------      -----------
                                     (unaudited)      (unaudited)
Cash flows from operating activities:

   Net income                           $262,578         $636,293

   Adjustments to reconcile net
      earnings to net cash
      provided by operating activities:
    Depreciation and amortization       159,024           119,057
    Deferred income taxes                12,500           (42,900)
    Provision for doubtful accounts     178,524            22,290
    Compensation expense from issuance
      of stock options and warrants           -                 -

   Changes in operating assets and
      liabilities:
      Receivables                      (491,825)         (900,658)
      Inventories                      (366,130)         (296,324)
      Prepaid income taxes              (76,682)           79,961
      Other assets                        7,225           (21,466)
      Accounts payable                  (62,622)          139,425
      Accrued liabilities               (39,213)           (6,363)
      Income taxes payable              (22,304)           88,985
                                     ----------       -----------
         Net cash (used) provided by
           operating activities       $(438,925)        $(181,700)
                                     ----------       -----------
Cash flows from investing activities:

   Purchase of short-term investments $(300,000)        $(300,000)
   Proceeds from maturities of short-
     term investments                   300,000           300,000
   Changes in notes and other
     receivables                         12,028             1,461
   Acquisition of property and
     equipment                           (8,177)         (303,072)
                                     ----------       -----------
         Net cash (used) by
            investing activities      $   3,851         $(301,611)
                                     ----------       -----------
Cash flows from financing activities:

   Proceeds from issuance of common
     stock                            $       -         $       -
                                     ----------        ----------
         Net cash provided (used) by
            financing activities      $       -         $       -
                                     ----------        ----------


Net (decrease) increase in cash and
  cash equivalents                    $(435,074)        $(483,311)

Cash and cash equivalents:

   Beginning of period                2,509,660         2,710,341
                                     ----------        ----------
   End of period                     $2,074,586        $2,227,030
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

	The Company used $438,925 in cash flow in operating activities for the six-month period ending June 30, 2001 as compared to $181,700 used during the comparable period of 2000. Cash used to fund increased accounts receivable and inventories exceeded cash generated from earnings and depreciation during both periods, but earnings were greater and additional cash was conserved through management of accounts payable during 2000.
A total of $3,851 was generated in connection with investing activities during 2001 as compared to $301,611 used during 2000 to acquire property and equipment primarily related to the completion of the expansion of the Company's operating facility and executive offices. The resulting decrease in cash for the first six months of 2001 was $435,074 as compared to a decrease of $483,311 during 2000.

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