Form 10QSB/A
period 2001-09-30
ARROW MAGNOLIA INTERNATIONAL INC
filed 2002-04-15
CIK 61494

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

              ARROW-MAGNOLIA INTERNATIONAL, INC.

                  CONDENSED BALANCE SHEETS
          SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                      September 30,    December 31,
                                          2001            2000
                                       -----------    -----------
                                       (unaudited)
Assets
Current assets:

   Cash and cash equivalents            $2,169,920     $2,509,660
   Short-term investments                  300,000        300,000
   Trade accounts receivable, less
     allowance for doubtful
     accounts of $504,412 in 2001 and
     $497,245 in 2000                    3,179,742      2,780,628
   Inventories                           1,242,463        671,872
   Prepaid income taxes                    154,752         59,141
   Deferred income taxes                   244,700        216,600
   Other assets                             18,545         20,807
                                       -----------    -----------
        Total current assets            $7,310,122     $6,558,708

Property and equipment, cost             3,875,928      3,835,332
Accumulated depreciation                (1,538,832)    (1,303,331)

Intangible assets, net                     114,552        119,106
Notes receivable                            32,116         53,176
Deferred income taxes                       21,200         43,800
Other assets, at cost                        1,850          1,850
                                       -----------    -----------
        Total assets                    $9,816,936     $9,308,641
                                       ===========    ===========
        Liabilities and stockholders' equity

Current liabilities:

   Accounts payable                       $750,487       $715,757
   Accrued liabilities                     242,435        252,722
   Income taxes payable                     32,407         22,304
                                       -----------    -----------
        Total current liabilities       $1,025,329       $990,783


Environmental remediation liability        250,000        250,000
Deferred compensation                      104,500        104,500
                                       -----------    -----------
        Total liabilities               $1,379,829     $1,345,283
                                       -----------    -----------
Stockholders' equity:
   Preferred stock - par value $.10;
     authorized 500,000 shares; none
     issued                             $        -     $        -
   Common stock - par value $.10;
     authorized 10,000,000 shares;
     issued 3,262,066 shares in 2001
     and 3,262,066 shares in 2000          326,207        326,207
   Additional paid-in capital            5,607,214      5,607,214
   Retained earnings                     2,565,154      2,091,405
   Less cost of 13,500 shares of common
     stock in treasury                     (61,468)       (61,468)
                                       -----------     ----------
       Total stockholders' equity       $8,437,107     $7,963,358
                                       -----------     ----------
       Total liabilities and
         stockholders' equity           $9,816,936     $9,308,641
                                       ===========     ==========

See accompanying notes to condensed financial statements.

                ARROW-MAGNOLIA INTERNATIONAL, INC.
                  CONDENSED STATEMENTS OF INCOME
    FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND
2000

                      Nine months ended       Three months ended

                        September 30,            September 30,
                   ----------------------  -----------------------
                      2001        2000       2001       2000
                   (unaudited) (unaudited) (unaudited) (unaudited)
                   ----------  ----------  ----------  ----------
Net Sales         $10,714,278 $11,165,438  $3,750,802  $3,873,756
Cost of sales       5,943,194   6,133,706   2,073,582   2,062,472
                   ----------  ----------  ----------  ----------
  Gross Profit     $4,771,084  $5,031,732  $1,677,220  $1,811,284

General and
  administrative
  expenses          3,976,470   3,625,738   1,353,704   1,313,143
Settlement of
  lawsuit             125,000           -           -           -
                   ----------  ----------   ---------  ----------
Income before other
income (expense      $669,614  $1,405,994    $323,516    $498,141
                   ----------  ----------  ----------  ----------
Other income (expense)
 Interest expense    $      -    $      -    $      -    $      -
 Interest income       75,318     117,467      18,464      32,159
 Other income            (183)      5,619        (609)      2,575
                   ----------  ----------  ----------  ----------
 Total other
 income (expense)    $ 75,135   $ 123,086     $17,855     $34,734
                   ----------  ----------  ----------  ----------
Income (loss) before
  income taxes       $744,749  $1,529,080    $341,371    $532,875
                   ----------  ----------   ---------  ----------
Provision for income
  taxes:
   Current           $276,500    $643,291    $148,200    $240,479
   Deferred (benefit)  (5,500)   (102,700)    (18,000)    (59,800)
                   ----------  ----------  ----------  ----------
                     $271,000    $540,591    $130,200    $180,679
                   ----------  ----------  ----------  ----------
Net income           $473,749    $988,489    $211,171    $352,196
                   ==========  ==========  ==========  ==========
Earnings per common
share:
   Basic                $0.15       $0.30       $0.07       $0.11
                   ==========  ==========  ==========  ==========
   Diluted              $0.13       $0.27       $0.06       $0.10
                   ==========  ==========  ==========  ==========
Weighted average common
   shares outstanding:
   Basic            3,248,566   3,248,566    3,248,566   3,248,566
                   ==========  ==========   ==========  ==========
   Diluted          3,612,810   3,652,725    3,612,287   3,675,113
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