Form 10KSB
period 2001-12-31
ARROW MAGNOLIA INTERNATIONAL INC
filed 2002-04-15
CIK 61494

CONFORMED COPY

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-KSB

                      ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001
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

	Issuer's revenues for the fiscal year ended December 31, 2001 were:
$13,574,847

	The aggregate market value of the registrant's voting stock held by non-affiliates as of December 31, 2001 was: $3,288,566 (* see note on index page).

	The number of shares outstanding of each class of registrant's common stock as of December 31, 2001 was: Common Stock, par value $0.10 per share, 3,248,566 shares.
___________________
Documents Incorporated by Reference

	Portions of the registrant's definitive proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held on May 9, 2002 are incorporated by reference in Part III of this Form 10-KSB.

	Transitional Small Business Disclosure Format:  	Yes      No    X
                                                                ---       ---

	                 ARROW-MAGNOLIA INTERNATIONAL, INC.
	                   ANNUAL REPORT ON FORM 10-KSB
	                           INDEX
Securities and Exchange Commission
Item Number and Description              					Page

	                           PART I

Item 1.   Description of Business..................................  1
Item 2.   Description of Property..................................  2
Item 3.   Legal Proceedings........................................  2
Item 4.   Submission of Matters to a Vote of Security-Holders......  3

	                           PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.  3
Item 6.   Management's Discussion and Analysis or Plan of Operation  4
Item 7.   Financial Statements.....................................  5
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
value of shares of issuer's voting stock held by nonaffiliates, as such figure relates to shares held by affiliates, represents the issuer's best good faith estimate for purposes of this annual report on Form 10-KSB and for no other purpose. The aggregate market value indicated is based upon the last sales price of the issuer's common stock as reported by the NASDAQ SmallCap Market as of the last trading day of the year, December 31, 2001. See "Market for Common Equity and Related Stockholder Matters."

                      ARROW-MAGNOLIA INTERNATIONAL, INC.
	                    Form 10-KSB Annual Report
	                    For the Fiscal Year Ended
	                      December 31, 2001

	                             PART I

ITEM 1. DESCRIPTION OF BUSINESS.

	Arrow-Magnolia International, Inc., a Texas corporation (the "Company" or "Arrow-Magnolia"), was incorporated in the State of Texas in 1937.

	The Company's business consists primarily of the manufacture and distribution of approximately 400 specialty chemical products for use in cleaning and maintaining equipment and general maintenance and sanitation.
The Company's manufacturing operations blend, to the Company's specifications and according to the Company's procedures, a variety of chemicals to create the Company's products. The Company packages products that it blends or manufactures and, in addition, purchases products that have been blended or manufactured and then packaged under the Company's private labels by third parties. The Company's products are marketed throughout the United States, Canada and other countries to a variety of consumers. No single customer accounted for as much as 10% of its total net sales during 2001, 2000 or 1999.

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

	The Company currently manufactures certain of its products in order to give the Company greater control over its inventory in terms of quality and availability of goods. Cost savings are also effected through elimination of outside vendor overhead and profit and through reductions in the cost of carrying finished goods inventory versus raw materials. Currently the Company manufactures approximately 60% of its products (measured by 2001 sales expressed in dollars). The raw materials necessary for manufacture of the Company's products and the finished products resold by the Company are readily available from numerous sources and the Company is not dependent on any particular supplier for these items.

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

	During 2000, the Company learned for the first time that the soil and groundwater underlying its facility in Dallas, Texas had been impacted historically, prior to 1985 when present management assumed control of the
Company, with chemicals regulated under the environmental laws.    The extent
of the contamination is not yet known. The Company entered the Voluntary Cleanup Program offered by Texas Natural Resources Conservation Commission ("TNRCC")during 2001 and is causing additional studies to be performed to delineate the extent of the chemicals and to determine whether any remediation will be necessary and its nature and extent. The Company has accrued an expense reserve of $250,000 during fiscal 2000 in anticipation of potential costs related to the environmental contamination. Such amount will be reviewed as more information becomes available to the Company and may be adjusted as conditions warrant.

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

Employees

	As of December 31, 2001, the Company employed fifty (50) full-time employees, including its warehouse personnel and administrative, accounting, clerical and sales personnel. In addition, the Company retained the services as independent contractors of eighty (80) sales representatives. None of the Company's employees are covered by union contracts, and the Company considers its relationship with its employees to be excellent.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

	No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2001, to a vote of the Company's security holders, through solicitation of proxies or otherwise.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

	The Company's common stock is included for quotation on the NASDAQ SmallCap Market tier of the NASDAQ Stock Market under the trading symbol "ARWM". The following table sets forth the high and low sales prices in the common stock during the last eight quarters reported in that market:



Fiscal 2001                     High             Low
-----------                     ----             ----
  Fourth Quarter	              $2.25            $1.90
  Third Quarter                  2.49             2.00
  Second Quarter                 2.32             1.90
  First Quarter                  2.82             1.62

Fiscal 2000
-----------                     ----             ----
  Fourth Quarter                $4.31            $1.50
  Third Quarter                  4.50             2.06
  Second Quarter                 4.00             1.75
  First Quarter                  3.81             2.00





	The approximate number of record holders of the Company's Common Stock as of December 31, 2001, was 350.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

	The following table sets forth for the periods indicated the relative percentages that certain items included in the consolidated statements of income bear to net sales and the percentage changes of such items as compared to the indicated prior period:



                                                           Increase (Decrease)
                                                           From Prior Period
                                                           Years Ended
                             Percentage of Net Sales       ------------------
                             Years Ended December 31       2001      2000
                             ------------------------       vs.       vs.
                             2001     2000     1999        2000      1999
                             ----     ----     ----        ----      ----

Net sales                    100.0%   100.0%   100.0%     (4.4)%      1.4%
Cost of sales                 56.0%    56.1%    57.2%     (4.5)%     (0.5)%
Gross profit                  44.0%    43.9%    42.8%     (4.1)%      3.8%
General and administrative
  expenses                    39.3%    36.4%    31.9%      3.4%      15.7%
Income before other income
  (expense)                    3.8%     7.5%    11.0%    (52.2)%    (30.1)%
Income before income taxes     4.4%     8.6%    11.8%    (51.0)%    (25.9)%
Net income                     2.7%     5.5%     7.5%    (54.2)%    (25.0)%


Comparison of Annual Results.

	Net sales for fiscal year 2001 decreased 4.4% to $13,574,847 from $14,193,264 versus fiscal year 2000 after increasing 1.4% from fiscal 1999 to fiscal 2000. The decrease in sales from 2000 to 2001 is the result of general business conditions as affected by the economic downturn and the events of September 11, 2001. The prior year's modest increase is primarily attributable to the extension of sales coverage through the addition of sales personnel. Cost of sales as a percentage of net sales remained stable at 56.0% in fiscal 2001 as compared to 56.1% in fiscal 2000 and 57.2% in fiscal 1999. As a result of lower revenue, gross profit decreased by 4.1% to $5,969,865 from $6,227,676 for fiscal 2001 versus fiscal 2000, after increasing by 3.8% from fiscal 1999 to fiscal 2000.

	General and administrative expenses increased by $173,403 and rose to 39.3% of net sales in fiscal 2001, or 3.4% from year to year, primarily as the result of increased hospitalization costs (approximately $300,000 increase from fiscal 2000 to fiscal 2001) and salary increases from year to year (approximately $150,000 increase from year to year). Such expenses also increased to 36.4% of net sales in fiscal 2000 from 31.9% in fiscal 1999, or 15.7% from year to year, due to expenses associated with hiring additional sales personnel, such as increased travel expense, substantial one-time expenses in the fourth quarter related to a proposed acquisition of the Company that was terminated (approximately $50,000) and the accrual of $250,000 in expense in anticipation of potential costs related to environmental contamination.

	During the second quarter of 2001, the Company settled litigation that was pending at the end of 2000 with the Company contributing $125,000 to the resolution.

	Other income generated $87,673 in income in fiscal 2001, $153,596 in income in fiscal 2000 and $110,766 in income during fiscal 1999, primarily as the result of interest earned on excess cash in excess of interest paid.
The amount earned during 2001 was adversely affected by falling interest rates.

	As a result of these factors, for the fiscal year ended December 31, 2001, net income fell to $360,072 versus $785,918 for fiscal 2000 and $1,048,062 for fiscal 1999.

Liquidity and Capital Resources.

	The Company's working capital (total current assets less total current liabilities), which was $5,567,925 as of December 31, 2000, improved to $5,846,893 as of December 31, 2001. The Company's current assets increased as the Company's inventories grew and prepaid income taxes grew as a result of overpayments. Current liabilities decreased due to a reduction in accounts payable.

	As shown in the Company's statements of cash flows for 2001, the Company generated $277,787 in cash flow from operations as the Company continued to capitalize on its profitability, partially offset by cash absorbed in receivables as the result of recognition of bad debts. The Company utilized $463,948 in investing activities as it purchased property and equipment, primarily related to sprayers and tanks placed into service with customers to be used with the Company's products.

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

	At December 31, 2001, the Company had $1,250,000 available under a revolving line of credit bearing interest at the lender's prime rate and collateralized by certain accounts receivable and inventories. At December 31, 2001, there was no outstanding balance under this note. The credit agreement contains various debt covenants, the most restrictive of which requires the Company to maintain certain minimum financial criteria. The Company believes it was in compliance with all debt covenant requirements
as of December 31, 2001.   The Company believes that its present financing
is adequate for its capital needs for the foreseeable future.

ITEM 7.   FINANCIAL STATEMENTS.

	Included at pages F-1 through F-18 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

	None.

                                  PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

	Information relating to the Company's Directors and executive officers will be set forth under the heading "Election of Directors and Information as to Directors, Nominees and Executive Officers" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 9, 2002, which will be filed with the Securities and Exchange Commission on or about April 16, 2002, and such information is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

	Information relating to executive compensation will be set forth under the heading "Executive Compensation" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 9, 2002, which will be filed with the Securities and Exchange Commission on or about April 16, 2002, and such information is incorporated herein by reference.


ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.



	Information relating to the ownership of certain beneficial owners and management of the Company's Common Stock will be set forth under the heading "Securities Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 9, 2002, which will be filed with the Securities and Exchange Commission on or about April 16, 2002, and such information is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

	Information relating to the business relationships and related transactions with respect to the Company and certain Directors and nominees for election as Directors is set forth under the heading "Certain Transactions" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 9, 2002, which will be filed with the Securities and Exchange Commission on or about April 16, 2002, and such information is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

	No.                         		Exhibit
      ---                                 -------
      3.1 Articles of Incorporation, as amended, of Arrow-Magnolia International, Inc. (1).

      3.2         Bylaws of Arrow-Magnolia International, Inc. (4)

      10.19 Arrow-Magnolia International, Inc. Amended and Restated Non-Qualified Stock Option Plan (6).

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

(6) Filed as Exhibit 10.19 to Arrow-Magnolia International, Inc. Form 10-KSB for the fiscal year ended December 31, 2000 filed on April 2, 2001 and incorporated herein by reference.


(b)  Reports on Form 8-K.

	None.

	                    ARROW-MAGNOLIA  INTERNATIONAL, INC.

	                Index to Financial Statements and Schedule



											Page
                                                                  ----
Independent Auditors' Reports							F-2

Financial Statements:

	Balance Sheets as of December 31, 2001 and 2000			F-3

	Statements of Income for the years ended December
      31, 2001, 2000 and 1999		                              F-4

	Statements of Stockholders' Equity for the years
      ended December 31, 2001, 2000 and 1999				F-5

	Statements of Cash Flows for the years ended
       December 31, 2001, 2000 and 1999		                  F-6

      Notes to Financial Statements	      				F-7

	                     INDEPENDENT AUDITORS' REPORT





The Stockholders and Board of Directors
Arrow-Magnolia International, Inc.


We have audited the accompanying balance sheets of Arrow-Magnolia International, Inc., a Texas corporation, as of December 31, 2001 and 2000, and the related statements of income, stockholders' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arrow-Magnolia International, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                           PHILIP VOGEL & CO. PC




                                            Certified Public Accountants

Dallas, Texas
March 21, 2002
                                          F-2

	                   ARROW-MAGNOLIA INTERNATIONAL, INC.
                                  BALANCE SHEETS
	                      DECEMBER 31, 2001 AND 2000

                                      2001                2000
        Assets                        ----                ----
Current assets:
  Cash and cash equivalents          $2,323,499         $2,509,660
  Short-term investments                200,000            300,000
  Trade accounts receivable,
    less allowance for doubtful
    accounts of $482,484 in 2001
    and $497,245 in 2000              2,756,494          2,780,628
  Inventories                           847,057            671,872
  Prepaid income taxes                  223,652             59,141
  Deferred income taxes                 237,500            216,600
  Other assets                          129,961             20,807
                                     ----------         ----------
    Total current assets             $6,718,163         $6,558,708

Property and equipment, net           2,702,165          2,532,001
Intangible assets, net                  113,035            119,106
Notes receivable                         24,262             53,176
Deferred income taxes                     1,100             43,800
Other assets, at cost                     1,850              1,850
                                     ----------         ----------
    Total assets                     $9,560,575         $9,308,641
                                     ==========         ==========
       Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                     $537,063           $715,757
  Accrued liabilities                   317,490            252,722
  Income taxes payable                   16,717             22,304
                                      ---------          ---------
    Total current liabilities          $871,270           $990,783

Environmental remediation liabliity     250,000            250,000
Deferred compensation                   104,500            104,500
                                      ---------          ---------
    Total liabilities                $1,225,770         $1,345,283
                                      ---------          ---------
Commitments and contingencies
  (see Note J)

Stockholders' equity:
  Preferred stock - par value $.10,
   authorized 500,000 shares; none issued    $0                 $0
  Common stock - par value $.10,
   Authorized 10,000,000 shares;
   3,262,066 shares
   issued in 2001 and 2000              326,207            326,207
  Additional paid-in capital          5,618,589          5,607,214
  Retained earnings                   2,451,477          2,091,405
  Less cost of 13,500 shares of
   Common stock in treasury             (61,468)           (61,468)
                                     ----------         ----------
   Total stockholders' equity        $8,334,805         $7,963,358
                                     ----------         ----------
   Total liabiliities and stockholders'
     equity                          $9,560,575         $9,308,641
                                     ==========         ==========

The accompanying notes are an integral part of these statements.

	                    ARROW-MAGNOLIA INTERNATIONAL, INC.
	                        STATEMENTS OF INCOME
	             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                       2001           2000            1999
                                     -----------    -----------     ----------
Net sales                            $13,574,847    $14,193,264    $14,001,716
Cost of sales                          7,604,982      7,965,588      8,004,814
                                     -----------    -----------     ----------
  Gross profit                        $5,969,865     $6,227,676     $5,996,902

General and administrative expenses    5,335,266      5,161,863      4,461,476
Settlement of lawsuit                    125,000              0              0
                                     -----------    -----------     ----------

Income before other income (expense)    $509,599     $1,065,813     $1,535,426
                                     -----------    -----------     ----------
Other income (expense):
  Interest expense                         $(183)            $0             $0
  Interest income                         87,856        152,294        110,244
  Other income                                 0          1,302            522
                                     -----------    -----------     ----------
  Total other income (expense)           $87,673       $153,596       $110,766
                                     -----------    -----------     ----------

Income before income taxes              $597,272     $1,219,409     $1,646,192

Provision for income taxes               237,200        433,491        598,130
                                     -----------    -----------     ----------
Net income                              $360,072       $785,918     $1,048,062
                                     ===========    ===========    ===========



Earnings per common share:

  Basic                                    $0.11          $0.24          $0.32
                                     ===========    ===========    ===========

  Diluted                                  $0.10          $0.22          $0.29
                                     ===========    ===========    ===========


The accompanying notes are an integral part of these statements.

                         ARROW-MAGNOLIA INTERNATIONAL, INC.
                         STATEMENTS OF STOCKHOLDERS' EQUITY
	          FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

			Common stock
               -------------------  Additional           Cost of     Total
                   Shares            paid-in   Retained  treasurystockholders'
               Outstanding  Amount   capital   earnings   stock      equity
               -----------  ------   -------   --------   -------  -----------

Balances at
December 31,
1998         2,945,490 $295,899   $4,546,795    $1,328,010 $(61,468)$6,109,236

10% stock
dividend       295,185   29,519    1,040,527    (1,070,585)       0      (539)

Exercise of
stock options
and related
tax benefits     4,791      479        7,414             0        0      7,893

Shares issued
pursuant to
stock bonus
plan             3,100      310       12,478             0        0     12,788

Net income           0        0            0     1,048,062        0  1,048,062
             --------- --------  -----------   -----------  -------   --------
Balances at
December 31,
1999         3,248,566 $326,207   $5,607,214    $1,305,487 $(61,468)$7,177,440

Net income           0        0            0       785,918        0    785,918
             --------- --------  -----------   -----------  -------   --------
Balances at
December 31,
2000         3,248,566 $326,207   $5,607,214    $2,091,405 $(61,468)$7,963,358

Issuance of
stock warrants
for professional
services             0        0       11,375             0        0     11,375

Net income           0        0            0       360,072        0    360,072
              -------- --------  -----------    ----------   ------   --------
Balances at
December 31,
2001         3,248,566 $326,207   $5,618,589    $2,451,477 $(61,468)$8,334,805
             ========= ========  ===========    ========== ======== ==========


The accompanying notes are an integral part of these statements.

                         ARROW-MAGNOLIA INTERNATIONAL, INC.
                             STATEMENTS OF CASH FLOWS
	          FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                   2001            2000            1999
                                ----------      ----------      ----------
Cash flows from operating activities:
  Net income                      $360,072        $785,918      $1,048,062

  Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
    Depreciation and
      amortization                 399,855         277,236         192,721
    Deferred income taxes           21,800         (97,000)          8,100
    Provision for doubtful
      accounts                     348,136         351,050         381,764
    Loss on retirement of
      assets                             0           4,317          19,327
    Stock warrants issued
      for professional
      services                      11,375               0               0

  Changes in operating assets
  and liabilities:
    Receivables                   (324,002)       (757,992)       (408,130)
    Inventories                   (175,185)            196          30,547
    Prepaid income taxes          (164,511)         20,820          (9,100)
    Notes receivable                28,914         (13,176)              0
    Other assets                    (6,242)        (10,710)         18,068
    Accounts payable              (178,694)        131,208          93,102
    Accrued liabilities            (38,144)        266,212          20,571
    Income taxes payable            (5,587)         (2,194)        (38,797)
                                ----------      ----------       ---------
      Net cash provided by
      operating activities        $277,787        $955,885      $1,356,235
                                ----------      ----------       ---------

Cash flows from investing activities:
    Proceeds from sale of
      short-term investments     $100,000         $300,000        $300,000
    Purchase of short-term
      investments                       0         (300,000)       (300,000)
    Acquisition of property
      and equipment              (563,948)      (1,156,566)     (1,052,755)
                                ---------        ---------       ---------
      Net cash used by
      investing activities      $(463,948)     $(1,156,566)    $(1,052,755)
                                ---------        ---------       ---------

Cash flows from financing activities:
   Proceeds from issuance of
     common stock                       0                0          20,681
   Cash issued in lieu of
     fractional shares                  0                0            (539)
                                ---------        ---------        --------

Net cash provided (used) by
financing activities                   $0               $0         $20,142
                                ---------        ---------        --------

Net increase (decrease) in
cash and cash equivalents       $(186,161)       $(200,681)       $323,622

Cash and cash equivalents:
Beginning of year               2,509,660        2,710,341       2,386,719
                               ----------       ----------      ----------
End of year                    $2,323,499       $2,509,660       $2,710,341
                               ==========       ==========      ==========


The accompanying notes are an integral part of these statements.

Note A - Summary of significant accounting policies:

Nature of the operations
------------------------
The Company is engaged in the sale and distribution of chemical products, primarily industrial and institutional cleaning and maintenance supplies and related products, to industrial users, telephone supply distributors, governmental agencies and school systems. The Company's customers operate in many different industries and geographic regions. No single customer accounted for more than 10% of net sales in 2001, 2000 or 1999.

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

On December 26, 2001, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 01-06, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. This SOP provides certain presentation and disclosure changes for entities with trade receivables and is effective for periods beginning January 1, 2002 and thereafter. The Company has not fully analyzed the provisions of the SOP, but does not believe adoption will have a material effect on the financial statements.

At December 31, 2001, the Company had cash balances of approximately $300,000 in banking institutions in excess of federally insured amounts. These balances are before considering outstanding items. The Company also had approximately $1,422,546 of its funds invested in uninsured money market accounts at December 31, 2001. These funds are managed by outside investment management firms and are invested in short-term instruments with maturities of 120 days or less.

Cash equivalents and statements of cash flows
---------------------------------------------
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $-0- and $986,500 at December 31, 2001 and 2000, respectively, consist of U.S. treasury bills with original maturities of less than three months.

Cash paid for interest during 2001, 2000 and 1999 was $-0-, $-0- and $9,111, respectively. Cash paid for income taxes during 2001, 2000 and 1999 was $353,611, $511,865 and $637,927, respectively.

Short-term investments and financial instruments
------------------------------------------------

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, short-term investments to be held to maturity at December 31, 2001 and 2000, consisting of bank certificates of deposit due within one year, are carried at cost, which approximates market value.

The Company has also adopted the provisions of Statement of Financial Accounting Standards (SFAS) Nos. 133 and 138, Accounting for Derivative Instruments and Hedging Activities, and the related implementation guidance. Currently the Company does not engage in hedging activities and has no derivative instruments as defined in the statements. Therefore, adoption of these statements has had no affect on the financial statements of the Company.

Inventories
-----------
Inventories, which consist primarily of merchandise purchased for resale and raw materials purchased for blending, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The costs of blending products are added tothe raw material cost of merchandise available for sale using an internally developed overhead factor.

Property and equipment
----------------------
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterment are capitalized.

Goodwill
--------
Goodwill, which represents the excess of purchase price over fair value of net assets acquired, has been amortized on a straight-line basis over the expected periods to be benefitted, generally 15 to 40 years. The Company assessed the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill would be impacted if estimated future operating cash flows were not achieved.

The Company plans to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets effective for periods beginning January 1, 2002, and thereafter. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Specifically, the statement addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement changes the accounting for goodwill from an amortization approach to an impairment approach. Goodwill will no longer be amortized over its estimated useful life, but will be tested for impairment upon the occurrence of certain circumstances. An impairment loss will be recognized if the carrying amount of a reporting unit exceeds its fair value. Management has not fully analyzed the effects of adoption of SFAS No. 142, however, it believes the effects on the financial statements will not be material. As of December 31, 2001, the Company reported goodwill from acquired businesses of $113,035; management does not believe this amount to be impaired. Prior amortization of goodwill for each of the years ended December 31, 2001, 2000 and 1999, was approximately $6,000.

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

Shares used in calculating basic and diluted income per share are as follows:

                                    2001            2000            1999
                                  ---------       ---------       ---------
Weighted average common shares
   outstanding                    3,246,566       3,248,566       3,246,602

Dilutive securities:
   Common stock options             824,092         769,092         770,690
   Assumed repurchase of common
      shares                       (460,538)       (373,048)       (355,010)
                                  ---------       ---------       ---------
Weighted average common shares
   outstanding - diluted basis    3,612,120       3,644,610       3,662,282
                                  =========       =========       =========

Stock based compensation
----------------
Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide proforma net income and proforma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-valued-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the proforma disclosure provisions of SFAS No. 123.

In addition, the Company has adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation, which became effective July 1, 2000. FIN 44 clarifies the application of APB 25 for certain issues. Among other issues, this interpretation clarifies the definition of an employee for purposes of applying APB 25, the criteria for qualification of a plan as compensatory, the consequences of modifications to the terms of a plan, and the treatment of stock compensation issued to service providers who are not employees. The issuance of this interpretation does not change the current accounting policies of the Company, and has had no affect on the accompanying financial statements.

Impairment of long-lived assets and long-lived assets to be disposed of
-----------------------------------------------------------------------
The Company has adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the years ended December 31, 2001, 2000 and 1999, the Company's analyses indicated that there was not an impairment of its long-lived assets.

The Company plans to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective for periods beginning January 1, 2002 and thereafter. SFAS 144 replaces SFAS 121, and, among other matters, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 retains the basic provisions of SFAS 121, but broadens its scope and establishes a single model for long-lived assets to be disposed of by sale. Management dos not believe adoption of the Statement will have any effect on the financial statement of the Company.


Transfers and servicing of financial assets and extinguishment of liabilities
-----------------------------------------------------------------------------
The Company has adopted the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and SFAS No. 140, (by the same title and which replaces SFAS 125 for transactions occurring after March 31, 2001). These statements provide accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Adoption of these statements has had no affect on the financial statements of the Company.

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

Note B - Inventories:

Inventories consisted of the following at December 31, 2001 and 2000:

                                              2001             2000
                                           ---------       ---------
Raw materials purchased for blending        $361,867        $278,774
Merchandise available for sale               485,190         393,098
                                           ---------       ---------
                                            $847,057        $671,872
                                           =========       =========
Note C - Property and equipment:

Property and equipment consist of the following at December 31, 2001 and 2000:

                                                   2001              2000
                                               ----------         ----------
Land                                              $97,209            $97,209
Buildings and improvements   5 to 40 years      1,369,802          1,363,588
Machinery and equipment      3 to 10 years      2,381,139          1,888,457
Furniture and fixtures       5 to 10 years        489,915            486,078
Computers                    5 years               40,719                  0
                                               ----------         ----------
                                               $4,387,784         $3,835,332
Less accumulated depreciation                   1,676,619          1,303,331
                                               ----------         ----------
                                               $2,702,165         $2,532,001
                                               ==========         ==========

Depreciation expense charged to operations was $393,784, $271,166 and $186,651 in 2001, 2000 and 1999, respectively.

Note D - Intangible assets:

Intangible assets consist of the following at December 31, 2001 and 2000:

                                                   2001              2000
                                               ----------         ----------
Goodwill                 15 to 40 years          $160,124           $160,124

Less accumulated amortization                      47,089             41,018
                                               ----------         ----------
                                                 $113,035           $119,106
                                               ==========         ==========

Note E - Credit Agreement:

The Company has available at December 31, 2001, a revolving line of credit
with an asset-based lender due on May 1, 2002.   The credit agreement provides
for a commitment from the lender at the lesser of $1,250,000 or the borrowing base as defined. At December 31, 2001 and 2000, there were no outstanding balances due under this agreement. The credit agreement contains various debt covenants, the most restrictive of which requires the Company to maintain certain minimum financial criteria. At December 31, 2001, the Company believes it is in compliance with all debt covenant requirements. The note requires monthly payments of interest at the lender's prime rate and is collateralized by certain accounts receivable and inventories.

Note F - Income taxes:

Income tax expense for the years ended December 31, 2001, 2000 and 1999 consists of the following:

                                     2001            2000            1999
                                  ----------      ----------      ----------
U.S. federal - current              $189,100        $500,800        $536,398
U.S. federal - deferred               21,800         (97,000)          8,100
State - current                       26,300          29,691          53,632
                                  ----------      ----------      ----------
                                    $237,200        $433,491        $598,130
                                  ==========      ==========      ==========

Income tax expense for the years ended December 31, 2001, 2000 and 1999 differs from the "expected" tax expense (computed by applying the 34% U.S. federal corporate rate to income before income taxes) as follows:

                                    2001             2000            1999
                                  ---------       ----------       ----------
Computed "expected" tax expense    $203,072         $414,599         $559,705
Amortization of goodwill                939              703              939
State income taxes, net of federal
   benefit                           17,358           19,596           35,397
Other                                15,831           (1,407)           2,089
                                  ---------        ---------        ---------
                                   $237,200         $433,491         $598,130
                                  =========        =========        =========

                                      F-12

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

                                                     2001            2000
                                                  ----------      ----------
Deferred tax assets:
  Accounts receivable, principally due to
    allowance for doubtful accounts                 $164,000        $169,000
  Overhead allocation to inventories under IRC 263a   66,300          40,400
  Accrual of environmental remediation liability      85,000          85,000
  Expense resulting from issuance of stock
    options and warrants                              35,600          35,450
                                                  ----------      ----------
Total gross deferred tax assets                     $350,900        $329,850
Less valuation allowance                                   0               0
                                                  ----------      ----------
Net deferred tax assets                             $350,900        $329,850
                                                  ----------      ----------
Deferred tax liabilities:
  Property and equipment, principally due to
    differences in depreciation                    $(111,600)       $(68,900)
  Other                                                 (700)           (550)
                                                  ----------       ---------
Total gross deferred tax liabilities               $(112,300)       $(69,450)
                                                  ----------       ---------
Net deferred tax asset                              $238,600        $260,400
                                                  ==========       =========

Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the net deferred tax assets at December 31, 2001, to be realized as a result of future taxable income.

Note G - Stockholders' equity:

Stock equivalents at December 31, 2001, 2000 and 1999, and changes in stock equivalents for the three-year period ended December 31, 2001, are presented below:

                                   Stock options           Stock warrants
                                  -------------------    -------------------
                                             Weighted               Weighted
                                              Average                Average
                                  Number of  Exercise    Number of  Exercise
                                    Shares     Price       Shares     Price
                                  =========  ========    =========  ========
Options and warrants
  outstanding, December 31, 1998    703,969     $0.63            0     $0.00

                         Granted     20,000      4.38       10,000      4.75
                       Exercised     (4,791)     0.50            0      0.00
              10% stock dividend     71,914      0.73        1,000      4.75
                                  ---------               --------
Options and warrants
  outstanding, December 31, 1999    791,092      0.73       11,000      4.75

                         Granted     42,000      2.88            0      0.00
                                  ---------               --------
Options and warrants
  outstanding, December 31, 2000    833,092      0.84       11,000      4.75

                         Granted     55,000      2.02       10,000      2.20
                                  ---------               --------
Options and warrants
  outstanding, December 31, 2001    888,092      0.92       21,000      3.54
                                  =========               ========

The weighted average exercise price of all exercisable options at December 31, 2001, 2000 and 1999, was $0.77, $0.84 and $0.73, respectively. The weighted average exercise price of all outstanding options at December 31, 2001, 2000 and 1999 was $0.92, $0.84 and $0.73, respectively.

Stock option plan

The Company has a non-qualified stock option plan (Plan) covering approximately 957,000 shares of common stock. Participants are selected by the Company's board of directors from the executive officers and other key employees of the Company. The Plan provides that the option price per share and vesting period for stock options issued under the Plan are determined by the Company's board of directors. The Plan provides that the contractual lives of the options are ten (10) years unless otherwise stipulated by the Company's board of directors.


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

Options outstanding were increased by 50,000 in 1995, 54,208 in 1997, 58,497
in 1998, and 63,864 in 1999 due to 10% stock dividends.   At December 31,
2001, 24,027 of these options had been exercised; 702,542 options remain outstanding.

At December 31, 2001, 2000 and 1999, all of these options were fully vested and exercisable. The remaining weighted- average contractual life of these options was 3.2 years at December 31, 2001.

$2.00 stock options
-------------------

In January 1997, the Company granted 50,000 stock options to an employee of the Company. These stock options were issued at an option price of $2.00 per share. The stock options were fully exercisable at the date of grant. During 1997, the Company recognized the aggregate excess of the market price over the exercise price at date of grant, $104,500, as expense. Options outstanding were increased by 5,000 in 1997, 5,500 in 1998, and 6,050 in 1999 due to 10% stock dividends. At December 31, 2001, none of these options have been exercised and 66,550 remain outstanding. At December 31, 2001, 2000 and 1999, all of these options were fully vested and exercisable. The remaining average contractual life of these options was 5 years at December 31, 2001.

During January 2001, the Company granted 45,000 stock options to certain key employees of the Company. These stock options vest in annual increments of 20% with the first 20% vesting occurring on the date of issuance. At December 31, 2001, none of these options have been exercised; 45,000 remain outstanding and 9,000 were exercisable. The remaining average contractual life of these options was 9 years at December 31, 2001.

$2.125 stock options
-------------------
In March 2001, the Company granted 10,000 stock options to an employee of the Company. These stock options were issued at an option price of $2.125 per share and vest in annual increments of 20% with the first 20% vesting occurring on the date of issuance. At December 31, 2001, none of these options had been exercised; 10,000 remain outstanding and 2,000 were exercisable. The remaining average contractual life of these options was 9 years at December 31, 2001.

$4.375 stock options
--------------------
In January 1999, the Company granted 20,000 stock options to certain employees of the Company. These stock options were issued at an option price of $4.375 per share and vest in annual increments of 20% with the first 20% vesting occurring on the date of issuance. Total stock options outstanding were increased by 2,000 in 1999, due to a 10% stock dividend. At December 31, 2001, none of these options had been exercised and 22,000 remain outstanding. At December 31, 2001, 2000 and 1999; 16,500, 11,000, and 5,500, respectively, were exercisable. The remaining average contractual life of these options was 7 years at December 31, 2001.

Stock warrants
--------------

In February 1999, the Company issued stock warrants to a service provider. The stock warrants are exercisable to purchase up to 10,000 shares of the Company's common stock at $4.75 per share. The stock warrants were increased to 11,000 in 1999 due to a 10% stock dividend. These warrants were valued at $0.62 per share using the Black Scholes option-pricing model. Assumptions included an expected dividend yield of 0.0%, a risk-free interest rate of 4.81%, an expected life of 2 years and an expected volatility of 46.04%. At December 31, 2001, 2000 and 1999, none of these warrants had been exercised; 11,000 remain outstanding and all are exercisable. The remaining average contractual life of these warrants was 7 years at December 31, 2001.

In July 2001, the Company issued stock warrants to a service provider. The stock warrants are exercisable to purchase up to 10,000 shares of the Company's common stock at $2.20 per share. These warrants were valued at $1.14 per share using the Black Scholes option-pricing model. Assumptions included an expected dividend yield of 0.0%, a risk-free interest rate of 3.53%, an expected life of 5 years and an expected volatility of 56.24%. At December 31, 2001, none of these warrants have been exercised; 10,000 remain outstanding and all are exercisable. The remaining average contractual life of these warrants was 9 years at December 31, 2001.

Stock dividends
---------------
Effective July 20, 1999, the Company issued 10% stock dividends on all outstanding common shares.

Note H - Proforma information related to stock options:

The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $1,27, $1.99 and $1.94, respectively, on the date of grant, using the Black Scholes option-pricing model. The following weighted-average assumptions were used in the pricing model:

                                    2001          2000           1999
                                 ----------     ----------    ----------
Expected dividend yield             0.00%         0.00%          0.00%
Risk-free interest rate             5.34%         6.66%          4.84%
Expected life                     7 years       7 years        7 years
Expected volatility                56.24%        70.98%         45.84%

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

                                      2001           2000             1999
                                  -----------     -----------     -----------
Net income:
   As reported                       $360,072        $785,918      $1,048,062
                                   ==========      ==========      ==========
   Proforma                          $325,555        $758,772      $1,037,796
                                   ==========      ==========      ==========
Basic earnings per common share:
   As reported                          $0.11           $0.24           $0.32
                                   ==========      ==========      ==========
   Proforma                             $0.10           $0.23           $0.32
                                   ==========      ==========      ==========
Diluted earnings per common share:
   As reported                          $0.10           $0.22           $0.29
                                   ==========      ==========      ==========
   Proforma                             $0.09           $0.21           $0.28
                                   ==========      ==========      ==========

Proforma net income reflects only options granted in 2001, 2000 and 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net income amounts presented above because compensation cost is reflected over the option's vesting period, and compensation cost for options granted prior to January 1, 1995, is not considered.
                                   F-16
<PAGE<

Note I - Quarterly financial data (unaudited):

Quarterly net income and earnings per share for 2001 are as follows:

                                                       Earnings per share
                                                    -------------------------
                                Net income            Basic          Diluted
                               -----------           ---------      ----------
First quarter                     $269,832            $0.08             $0.07
Second quarter                      (6,254)           $0.00             $0.00
Third quarter                      211,171            $0.06             $0.06
Fourth quarter                    (114,677)          $(0.04)           $(0.03)
                               -----------
                                  $360,072
                               ===========

Note J - Commitments and contingencies:

Legal actions
-------------

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

During the year ended December 31, 2001, the Company reached a final settlement with respect to a lawsuit brought against it. The cost to the Company was $125,000, which was paid and charged to operations during the year-ended December 31, 2001.

Environmental remediation
-------------------------

As a result of an environmental site investigation conducted by an outside engineering firm during 2000, the Company discovered that certain regulated chemicals exist in the soils and ground water underneath its facilities. It appears that this contamination was the result of activities that took place prior to 1985, when current management assumed control of the Company.

On March 2, 2001, the Company notified the Texas Natural Resource Conservation Commission (TNRCC) of the results of this investigation and that it intended to apply for the Voluntary Cleanup Program during 2001. In July 2001, the TNRCC accepted the Company's application into the Voluntary Cleanup Program and approved its proposal. The stipulations of the proposal require the Company to conduct more extensive environmental studies into the contamination and to report the findings to the TNRCC in June 2002. In addition, the Company has agreed to produce recommendations for the cleanup, should any cleanup be necessary based on the ongoing investigations. The Company plans to conduct further investigations into the contamination, after which time, the Company believes it should be able to reasonably estimate the potential costs of the environmental remediation.

Based on this investigation, the Company believes it is likely that it will incur costs for investigation and monitoring and, possibly, environmental remediation costs. At this time, it is not possible to accurately estimate the amount of suchliability because the discovery is still in an investigatory stage and the extent of possible contamination has not been determined. In addition, the Company has not been subjected to any claims or assessments with respect to this environmental issue.

Nevertheless, the Company believed it was appropriate to provide for the anticipated financial effects of this matter at the date of its discovery in order to more accurately reflect its liabilities. Based on information available, management determined that $250,000 was its best estimate of the costs for continuing investigation and potential remediation. Accordingly, $250,000 was accrued and charged to operations during the year ended December 31, 2000. Management's estimate of potential future costs remains at $250,000 as of December 31, 2001. It is at least reasonably possible that this estimate of future costs will change and the change could be material.

The Company incurred costs of $20,000 and $35,000, respectively, with respect to investigation of the potential environmental contamination, which have been expensed for the years ended December 31, 2001 and 2000.

Examinations by tax authorities
-------------------------------

The Company is currently undergoing examinations by various taxing authorities, including the Internal Revenue Service for the year ended December 31, 1999, and the State of Texas for the years 1998 through 2001. Various issues have been raised which the Company is not in agreement with and is contesting through informal conferences at this time. The examinations have not been completed and management has been unable to determine the likelihood or extent of an unfavorable outcome to the Company, and, as such, has not accrued any amounts in the financial statements as of December 31, 2001.

Commitments
-----------

The Company is obligated under operating leases for equipment through August 2004. Minimum annual rentals under such arrangements are as follows:

                   Year ending
                   December 31,                        Amount
                   ------------                      --------
                      2002                            $47,041
                      2003                             40,015
                      2004                             10,152
                                                      -------
                      Total                           $97,208
                                                      =======

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


Dated:  April 12, 2002

	In accordance with The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                			Title                    Date

/s/ Morris Shwiff
-------------------        Director and Chairman of the        }
Morris Shwiff              Board 		             	   }
										   }
									         }
/s/ Mark I. Kenner
-------------------        Director, Vice Chairman and	   }
Mark I. Kenner      	   Chief Executive Officer		   }	  April 12,
			         (Principal Executive Officer)	   }    2002
								               }
/s/ Fred Kenner
-------------------         Director, President and            }
Fred Kenner         	    Chief Operating Officer		   }
				    (Principal Financial and      	   }
				    Accounting Officer)          	   }
								               }
                                                               }
-------------------          Director			         }
Robert D. DeRosier						         }
								               }

-------------------          Director			         }
Clifton R. Duke							         }

                                    INDEX TO EXHIBITS


Number     Exhibit                            				Page

3.1 Articles of Incorporation, as amended, of Arrow-Magnolia International, Inc. (1).

3.2  	Bylaws of Arrow-Magnolia International, Inc. (4)

10.19 Arrow-Magnolia International, Inc.  Amended and
      Restated Non-Qualified Stock Option Plan (6).

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

(6) Filed as Exhibit 10.19 to Arrow-Magnolia International, Inc. Form 10-KSB for the fiscal year ended December 31, 2000 filed on April 2, 2001 and incorporated herein by reference.