Form 10QSB
period 2002-03-31
ARROW MAGNOLIA INTERNATIONAL INC
filed 2002-05-15
CIK 61494

[CONFORMED COPY]

                            FORM 10-QSB

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

             Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:       March 31, 2002
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
                       Yes        No

Number of common shares outstanding as of March 31, 2002:

               Common Stock, $0.10 par value, 3,248,566 shares

                  ARROW-MAGNOLIA INTERNATIONAL, INC.
                          March 31, 2002

                         TABLE OF CONTENTS

                  PART I. FINANCIAL INFORMATION.


Item 1.  	Financial Statements						Page

     Arrow-Magnolia International, Inc.                           3
     Condensed Balance Sheets as of March 31, 2002
     (unaudited) and December 31, 2001.

     Arrow-Magnolia International, Inc.                           4
     Condensed Statements of Income for the Three
     Months Ended March 31, 2002 and 2001
     (unaudited).

     Arrow-Magnolia International, Inc.                           5
     Condensed Statements of Cash Flows for the Three
     Months Ended March 31, 2002 and 2001
     (unaudited).

     Notes to Condensed Financial Statements (unaudited).         6

Item 2.	Management's Discussion and Analysis or      	      7
          	Plan of Operation.



PART II.  OTHER INFORMATION.


Item 6.   Exhibits and Reports on Form 8-K.                       8

              ARROW-MAGNOLIA INTERNATIONAL, INC.

                  CONDENSED BALANCE SHEETS
            MARCH 31, 2002 AND DECEMBER 31, 2001

         Assets                   March 30,     December 31,
                                    2002           2001
                                 -----------    -----------
                                 (unaudited)


Current assets:

   Cash and cash equivalents      $1,863,153     $2,323,499
   Short-term investments            200,000        200,000
   Trade accounts receivable,
     less allowance for doubtful
     accounts of $437,796 in 2002
     and $482,484 in 2001          3,380,786      2,756,494
   Inventories                       894,976        847,057
   Prepaid income taxes              193,252        223,652
   Deferred income taxes             215,200        237,500
   Other assets                      169,927        129,961
                                  ----------     ----------

        Total current assets       6,917,294      6,718,163

Property and equipment - cost      4,503,319      4,378,784
Accumulated depreciation          (1,766,620)    (1,676,619)

Intangible assets, net               113,035        113,035
Notes receivable                      18,950         24,262
Deferred income taxes                      -          1,100
Other assets, at cost                  1,850          1,850
                                  ----------     ----------
        Total assets              $9,787,828     $9,560,575
                                  ==========     ==========

        Liabilities and stockholders' equity

Current liabilities:
   Accounts payable               $  669,807     $  537,063
   Accrued liabilities               268,791        317,490
   Income taxes payable               26,617         16,717
                                  ----------     ----------
        Total current liabilities $  965,215     $  871,270

Environmental remediation
  liability                          194,356        250,000
Deferred income taxes                 19,300              -
Deferred compensation                104,500        104,500
                                  ----------     ----------
        Total liabilities         $1,283,371     $1,225,770
                                  ----------     ----------
Stockholders' equity:
   Preferred stock - par value
     $.10; authorized 500,000
     shares; none issued          $        -     $        -
   Common stock - par value
     $.10; authorized 10,000,000
     shares; issued 3,262,066
     shares in 2002 and 2001         326,207        326,207
   Additional paid-in capital      5,618,589      5,618,589
   Retained earnings               2,621,129      2,451,477
   Less cost of 13,500 shares
     of common stock in treasury     (61,468)       (61,468)
                                  ----------     ----------
       Total stockholders' equity $8,504,457     $8,334,805
                                  ----------     ----------
       Total liabilities and
         stockholders' equity     $9,787,828     $9,560,575
                                  ==========     ==========

See accompanying notes to condensed financial statements.

               ARROW-MAGNOLIA INTERNATIONAL, INC.

                 CONDENSED STATEMENTS OF INCOME
        FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                     2002            2001
                                  ----------     ----------
                                  (unaudited)    (unaudited)

Net sales                         $3,619,898     $3,436,281
Cost of sales                      1,964,964      1,752,742
                                  ----------     ----------
        Gross profit              $1,654,934     $1,683,539

General and administrative
  expenses                         1,416,112      1,303,304
                                  ----------     ----------
Income before other
  income (expense)                $  238,822     $  380,235
                                  ----------     ----------
Other income (expense)
   Interest income                     7,830         29,797
   Other income                        6,000              -
                                  ----------     ----------
        Total other income
          (expense)               $   13,830     $   29,797
                                  ----------     ----------
Income before income taxes        $  252,652     $  410,032
                                  ----------     ----------
Provision for income taxes:
   Current expense                $   40,300     $  127,700
   Deferred expense (benefit)         42,700         12,500
                                  ----------     ----------
                                  $   83,000     $  140,200
                                  ----------     ----------
Net income                        $  169,652     $  269,832
                                  ==========     ==========
Earnings per common share:
   Basic                          $     0.05     $     0.08
                                  ==========     ==========
   Diluted                        $     0.05     $     0.07
                                  ==========     ==========
Weighted average common
   shares outstanding:
   Basic                           3,248,566      3,248,566
                                  ==========     ==========
   Diluted                         3,698,028      3,617,915
                                  ==========     ==========

See accompanying notes to condensed financial statements.

                 ARROW-MAGNOLIA INTERNATIONAL, INC.

                CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                     2002            2001
                                  ----------     ----------
                                  (unaudited)    (unaudited)


Cash flows from operating
  activities:
   Net income                     $  169,652     $  269,832

   Adjustments to reconcile
     net income to net cash
     provided by operating activities:
    Depreciation and amortization     90,001        81,518
    Deferred income taxes             42,700        12,500
    Provision for doubtful accounts  (44,688)       87,885

   Changes in operating assets and
     liabilities:
      Receivables                   (579,604)     (447,510)
      Inventories                    (47,919)     (235,451)
      Prepaid income taxes            30,400        59,141
      Other assets                   (43,883)      (63,863)
      Accounts payable               132,744       (14,498)
      Accrued liabilities            (47,537)       92,647
      Environmental remediation
        liability                    (55,644)            -
      Income taxes payable             9,900        68,559
                                   ---------     ---------
         Net cash (used) provided
           by operating activities $(343,878)      (89,240)
                                   ---------     ---------
Cash flows from investing activities:
   Increase in employee loans      $   2,755       (19,036)
   Decrease in note receivable         5,312         8,370
   Acquisition of property and
     equipment                      (124,535)       (7,228)
                                   ---------     ---------
         Net cash (used) by
           investing activities    $(116,468)      (17,894)
                                   ---------     ---------

Net (decrease) in cash and
  cash equivalents                 $(460,346)     (107,134)

Cash and cash equivalents:
   Beginning of period              2,323,499    2,509,660
                                   ----------   ----------
   End of period                    1,863,153    2,402,526
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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Material Changes in Financial Condition.

	The Company's working capital (total current assets less total current liabilities), which was $5,846,893 as of December 31, 2001, increased to
$5,952,079 as of March 31, 2002.   The increase in working capital was
primarily the result of increased trade accounts receivable resulting from higher sales, partially offset by a decrease in cash and cash equivalents used to fund nonrecurring hospitalization costs (approximately $154,000) and purchases of computer equipment and an increase in accounts payable attributable to increased purchases of inventory.

	The Company's cash flow from operating activities for the three months used $343,878 as amounts used to fund increased accounts receivable generated by increased sales exceeded cash generated from earnings and depreciation and increased accounts payable attributable to increases in inventory. A total of $116,468 was also utilized as investments to acquire property and equipment (primarily computer equipment and equipment provided to customers for use with the Company's products). The resulting decrease in cash for the quarter was $460,346.

	The Company believes that its present financing is adequate for its capital needs for the foreseeable future.

Material Changes in Results of Operations

	Net sales for the three months ended March 31, 2002 increased to $3,619,898 from $3,436,281, or 5.3%, from the same period of 2001. This represents a new quarterly record in revenues for the Company. The Company attributes this increase to hiring additional sales personnel and reorders generated from previously installed equipment.

	Cost of sales as a percentage of net sales increased to 54.3% of net sales for the three months ended March 31, 2002 as compared to 51.0% of net sales for the same period of 2001. Cost of goods sold increased primarily as a result of adjustments in inventory as certain equipment provided to customers for use with its products was recharacterized from inventory to property and equipment.

	As a result, gross profit decreased by 5.4% to $1,654,934 from $1,683,539 for the three months ended March 31, 2002 versus the comparable period of fiscal 2001.

 	General and administrative expenses increased by $112,808, or 8.7%, for the comparable three-month periods of 2002 and 2001. The increase resulted primarily from a nonrecurring increase in expenses associated with the self-insured portion of the Company's hospitalization plan (approximately $154,000) partially offset by a decrease in travel expenses (approximately $21,000).

	As a result of these factors, net income fell for the comparable three months periods to $169,652 from $269,832, or 37.1%.

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports.

     (a)  None

                            SIGNATURE

	Pursuant to the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ARROW-MAGNOLIA INTERNATIONAL, INC.



Date:  May 15, 2002    		     By:     /s/ Mark Kenner
					        -----------------------------
                                   Mark Kenner, Vice Chairman and
                                   Chief Executive Officer


Date:  May 15, 2002	           By:  	/s/ Fred Kenner
					         -----------------------------
                                   Fred Kenner, President and
                                   Chief Financial Officer