Form 10QSB
period 2002-06-30
ARROW MAGNOLIA INTERNATIONAL INC
filed 2002-08-14
CIK 61494

[CONFORMED COPY]

                            FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

              Quarterly Report under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

For Quarter Ended:		June 30, 2002
Commission File Number:	0-4728

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
                             Yes           No

Number of common shares outstanding as of June 30, 2002:

          Common Stock, $0.10 par value, 3,248,566 shares

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                              June 30, 2002

                           TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION.


Item 1.  	Financial Statements				Page

            Arrow-Magnolia International, Inc.			       3
            Condensed Balance Sheets as of June 30, 2002
            (unaudited) and December 31, 2001.

            Arrow-Magnolia International, Inc.			       4
            Condensed Statements of Income for the Six and Three
            Month Periods Ended June 30, 2002 and 2001
            (unaudited).

            Arrow-Magnolia International, Inc.				 5
            Condensed Statements of Cash Flows for the Six
            Month Periods Ended June 30, 2002 and 2001
            (unaudited).

            Notes to Condensed Financial Statements (unaudited).   6

Item 2.	Management's Discussion and Analysis or                7
          	Plan of Operation.



                PART II.  OTHER INFORMATION.

Item 5.   Other Information                                        8

Item 6.   Exhibits and Reports on Form 8-K.                        8

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                        CONDENSED BALANCE SHEETS
                  JUNE 30, 2002 AND DECEMBER 31, 2001

                                        June 30,      December 31,
                                          2002            2001
                                       -----------    -----------
                                       (unaudited)
Assets
Current assets:

   Cash and cash equivalents            $2,068,461     $2,323,499
   Short-term investments                  200,000        200,000
   Trade accounts receivable, less
     allowance for doubtful
     accounts of $424,127 in 2002 and
     $482,484 in 2001                    3,540,775      2,756,494
   Inventories                             926,241        847,057
   Prepaid income taxes                     26,438        223,652
   Deferred income taxes                   210,500        237,500
   Other assets                            142,871        129,961
                                       -----------    -----------
        Total current assets            $7,115,286     $6,718,163

Property and equipment, cost             4,661,337      4,378,784
Accumulated depreciation                (1,856,620)    (1,676,619)

Intangible assets, net                     113,035        113,035
Notes receivable                            10,864         24,262
Deferred income taxes                            -          1,100
Other assets, at cost                        1,850          1,850
                                       -----------    -----------
        Total assets                   $10,045,752     $9,560,575
                                       ===========    ===========
        Liabilities and stockholders' equity

Current liabilities:

   Accounts payable                       $800,587       $537,063
   Accrued liabilities                     254,122        317,490
   Income taxes payable                          -         16,717
                                       -----------    -----------
        Total current liabilities       $1,054,709       $871,270

Environmental remediation liability        194,356        250,000
Deferred income taxes                       42,400              -
Deferred compensation                      104,500        104,500
                                       -----------    -----------
        Total liabilities               $1,395,965     $1,225,770
                                       -----------    -----------
Stockholders' equity:
   Preferred stock - par value $.10;
     authorized 500,000 shares; none
     issued                             $        -     $        -
   Common stock - par value $.10;
     authorized 10,000,000 shares;
     issued 3,262,066 shares
     in 2002 and 2001                      326,207        326,207
   Additional paid-in capital            5,618,589      5,618,589
   Retained earnings                     2,766,459      2,451,477
   Less cost of 13,500 shares of common
     stock in treasury                     (61,468)       (61,468)
                                       -----------     ----------
       Total stockholders' equity       $8,649,787     $8,334,805
                                       -----------     ----------
       Total liabilities and
         stockholders' equity          $10,045,752     $9,560,575
                                       ===========     ==========

See accompanying notes to condensed financial statements.

                 ARROW-MAGNOLIA INTERNATIONAL, INC.
                  CONDENSED STATEMENTS OF INCOME
        FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                      Six months ended       Three months ended
                           June 30,                 June 30,
                   ----------------------  -----------------------
                      2002        2001        2002        2001
                   (unaudited) (unaudited) (unaudited) (unaudited)
                   ----------  ----------  ----------  ----------
Net Sales          $7,341,098  $6,963,476  $3,721,200  $3,527,195
Cost of sales       4,136,836   3,869,612   2,171,872   2,116,870
                   ----------  ----------  ----------  ----------
  Gross Profit     $3,204,262  $3,093,864  $1,549,328  $1,410,325

General and
  administrative
  expenses          2,759,393   2,622,766   1,343,281   1,319,462
Settlement of
  lawsuit                   -     125,000           -     125,000
                   ----------  ----------  ----------  ----------
Income before other
income (expense)     $444,869    $346,098   $ 206,047    $(34,137)
                   ----------  ----------  ----------  ----------
Other income (expense)
 Interest expense    $      -    $      -    $      -    $      -
 Interest income       14,713      56,854       6,883      27,057
 Other income          21,000         426       15,000        426
                   ----------  ----------  ----------  ----------
 Total other
 income (expense)    $ 35,713    $ 57,280     $21,883     $27,483
                   ----------  ----------  ----------  ----------
Income (loss) before
  income taxes       $480,582    $403,378    $227,930     $(6,654)
                   ----------  ----------   ---------  ----------
Provision for income
  taxes:
   Current           $ 95,100    $128,300    $ 54,800	       $600
   Deferred (benefit)  70,500    $ 12,500    $(27,800)         -
                   ----------  ----------  ----------  ----------
                     $165,600    $140,800    $ 82,600        $600
                   ----------  ----------  ----------  ----------
Net income           $314,982    $262,578    $145,330     $(7,254)
                   ==========  ==========  ==========  ==========
Earnings per common
share:
   Basic                $0.10       $0.08       $0.04       $   -
                   ==========  ==========  ==========  ==========
   Diluted              $0.09       $0.07       $0.04       $   -
                   ==========  ==========  ==========  ==========
Weighted average common
   shares outstanding:
   Basic            3,248,566   3,248,566   3,248,566   3,248,566
                   ==========  ==========  ==========  ==========
   Diluted          3,601,696   3,612,024   3,600,344   3,605,609
                   ==========  ==========  ==========  ==========

See accompanying notes to condensed financial statements.

                      ARROW-MAGNOLIA INTERNATIONAL, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

                                        2002             2001
                                     -----------      -----------
                                     (unaudited)      (unaudited)
Cash flows from operating activities:

   Net income                           $314,982          262,578

   Adjustments to reconcile net
      earnings to net cash
      provided by operating activities:
    Depreciation and amortization       180,000           159,024
    Deferred income taxes                70,500            12,500
    Provision for doubtful accounts     (58,357)          178,524

   Changes in operating assets and
      liabilities:
      Receivables                      (725,924)         (491,825)
      Inventories                       (79,184)         (366,130)
      Prepaid income taxes              197,214           (76,682)
      Other assets                     (115,822)            7,225
      Accounts payable                  263,524           (62,622)
      Accrued liabilities               (16,099)          (39,213)
      Income taxes payable              (16,717)          (22,304)
                                     ----------       -----------
         Net cash (used) provided by
           operating activities       $  14,117          (438,925)
                                     ----------       -----------
Cash flows from investing activities:

   Purchase of short-term investments $       -         $(300,000)
   Proceeds from maturities of short-
     term investments                         -           300,000
   Changes in notes and other
     receivables                         13,398            12,028
   Acquisition of property and
     equipment                         (282,553)           (8,177)
                                     ----------       -----------
         Net cash (used) by
            investing activities      $(269,155)            3,851
                                     ----------       -----------
Cash flows from financing activities:

   Proceeds from issuance of common
     stock                            $       -         $       -
                                     ----------        ----------
         Net cash provided (used) by
            financing activities      $       -         $       -
                                     ----------        ----------


Net (decrease) increase in cash and
  cash equivalents                    $(255,038)         (435,074)

Cash and cash equivalents:

   Beginning of period                2,323,499         2,509,660
                                     ----------        ----------
   End of period                      2,068,461         2,074,586
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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Material Changes in Financial Condition.

	The Company's working capital (total current assets less total current liabilities), which was $5,846,893 as of December
31, 2001, increased to $6,060,577 as of June 30, 2002.   The
increase in working capital was primarily the result of increased trade accounts receivable largely attributable to increased sales to new accounts garnered through the addition of new sales personnel, partially offset by a decrease in cash expended in connection with such build-ups, a decrease in prepaid income taxes as the Company realized the benefit of overpayments made in prior periods and an increase in accounts payable attributable to increased purchases of sprayers and equipment during the second quarter.

	The Company generated $14,117 in cash flow from operating activities for the six-month period ending June 30, 2002 as compared to $438,925 used during the comparable period of 2001. Cash generated from earnings and depreciation combined with the effect of increased payables resulting from purchases of sprayers and equipment during the second quarter of 2002 exceeded cash used to fund increased accounts receivable resulting from sales to new accounts and to fund, to a lesser extent, increased inventories during 2002, but cash used to fund increased accounts receivable and inventories exceeded cash generated from earnings and depreciation in 2001. A total of $269,155 was utilized in connection with investing activities during 2002, primarily to purchase sprayers and other equipment provided by the Company to its customer for use with the Company's products, as compared to $3,851 provided by investing activities during 2001. During 2001, similar purchases were reflected in inventory and accounted for much of the increase in inventory in the quarterly reports during the year, but the assets acquired were recharacterized as equipment at year end. These purchases have been reflected as equipment during 2002, which accounts for a large portion of the change in cash flow from operations from year to year. The resulting decrease in cash for the first six months of 2002 was $255,038 as compared to a decrease of $435,074 during 2001.

	The Company believes that its present financing is adequate for its capital needs for the foreseeable future.

Material Changes in Results of Operations

	Net sales for the six months ended June 30, 2002 increased to $7,341,098 from $6,963,476, or 5.4%, from the same period of 2001 and to $3,721,200 from $3,527,195, or 5.5%, in the second quarter of 2002 as compared to the corresponding period of 2001. These increases are primarily related to increased sales to new accounts garnered through the addition of new sales personnel.

	Cost of sales as a percentage of net sales increased to 56.4% of net sales for the six months ended June 30, 2002 as compared to 55.6% of net sales for the same period of 2001. For the second quarters of 2002 and 2001, costs of goods sold fell to 58.4% from 60.0%. Cost of goods increased as a percentage of net sales during the first six months as the Company's product mix gravitated toward products sold for use with Company-supplied sprayers and related equipment, which have slightly lower margins, but decreased in the second quarter as a result of higher revenues from installation of such equipment during that period.

	As a result, gross profit improved by 3.6% to $3,204,262 from $3,093,864 for the six months ended June 30, 2002 versus the comparable period of fiscal 2001 and by 9.9% to $1,549,328 from $1,410,325 for the second quarters of 2002 and 2001, respectively.

     General and administrative expenses increased by 5.2% and 1.8% for the comparable six month and three month periods, respectively. These increases primarily reflect expenses associated with higher group medical costs (approximately $512,000 for the first six months of 2002 as compared to $350,000 for the first six months of 2001), partially offset by decreases in incentive compensation paid during the second quarter relating to prior year performance ($102,102 during 2002 as compared to $116,025 during 2001).

	In addition, the Company incurred an expense of $125,000 during the second quarter of 2001 in connection with the settlement of a lawsuit.

	As a result of these factors, net income increased for the comparable six months periods to $314,982 from $262,578, or 20.0%, and for the comparable second quarters of 2002 and 2001 improved to a gain of $145,330 from a net loss of $7,254.



                    Part II.  OTHER INFORMATION

Item 5.   Other Information.

	On July 18, 2002, the Company announced that its co-founder and Chairman of the Board, Morris Shwiff, died July 13, 2002 of complications from cancer following a brief illness. Mr. Shwiff co-founded Arrow Chemical Corporation, a private company, in 1962 and was instrumental in guiding the company through its merger with publicly held Magnolia Chemical Corporation in 1985, resulting in the present Company.

Item 6.   Exhibits and Reports.

     (a) None.

                                 SIGNATURE

	Pursuant to the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ARROW-MAGNOLIA INTERNATIONAL, INC.



Date:  August 14, 2002            By: /s/ Mark Kenner
                                     ----------------------------
                                     Mark Kenner, Chairman
                                     and Chief Executive Officer


Date:  August 14, 2002	         By:  /s/ Fred Kenner
                                     ---------------------------
                                     Fred Kenner, President and
                                     Chief Financial Officer