Form 10QSB
period 2002-09-30
ARROW MAGNOLIA INTERNATIONAL INC
filed 2002-11-15
CIK 61494

[CONFORMED COPY]

                            FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

              Quarterly Report under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

For Quarter Ended:       September 30, 2002
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
                             Yes           No

Number of common shares outstanding as of September 30, 2002:

          Common Stock, $0.10 par value, 3,248,566 shares

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                              September 30, 2002

                           TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION.


Item 1.  	Financial Statements				Page

     Arrow-Magnolia International, Inc.
     Condensed Balance Sheets as of September 30, 2002
     (unaudited) and December 31, 2001.			          3

     Arrow-Magnolia International, Inc.
     Condensed Statements of Income for the Nine and Three
     Month Periods Ended September 30, 2002 and 2001
     (unaudited).			                          4

     Arrow-Magnolia International, Inc.
     Condensed Statements of Cash Flows for the Nine
     Month Periods Ended September 30, 2002 and 2001
     (unaudited).				                  5

     Notes to Condensed Financial Statements (unaudited).         6

Item 2.	Management's Discussion and Analysis or
        Plan of Operation.                                        7

Item 3. Controls and Procedures                                   8



                PART II.  OTHER INFORMATION.


Item 6.   Exhibits and Reports on Form 8-K.                       8

Signatures                                                        8

Certifications Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                        CONDENSED BALANCE SHEETS
                 SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                      September 30,   December 31,
                                          2002            2001
                                       -----------    -----------
                                       (unaudited)
Assets
Current assets:

   Cash and cash equivalents            $2,266,948     $2,323,499
   Short-term investments                  200,000        200,000
   Trade accounts receivable, less
     allowance for doubtful
     accounts of $423,209 in 2002 and
     $482,484 in 2001                    3,425,953      2,756,494
   Inventories                             842,949        847,057
   Prepaid income taxes                      4,302        223,652
   Deferred income taxes                   210,200        237,500
   Other assets                            199,161        129,961
                                       -----------    -----------
        Total current assets            $7,149,513     $6,718,163

Property and equipment, cost             4,805,827      4,378,784
Accumulated depreciation                (1,961,814)    (1,676,619)

Intangible assets, net                     113,035        113,035
Notes receivable                             2,637         24,262
Deferred income taxes                            -          1,100
Other assets, at cost                        1,850          1,850
                                       -----------    -----------
        Total assets                   $10,111,048     $9,560,575
                                       ===========    ===========
        Liabilities and stockholders' equity

Current liabilities:

   Accounts payable                       $640,981       $537,063
   Accrued liabilities                     290,707        317,490
   Income taxes payable                     35,875         16,717
                                       -----------    -----------
        Total current liabilities       $  967,563       $871,270

Environmental remediation liability        156,537        250,000
Deferred income taxes                       84,100              -
Deferred compensation                      104,500        104,500
                                       -----------    -----------
        Total liabilities               $1,312,700     $1,225,770
                                       -----------    -----------
Stockholders' equity:
   Preferred stock - par value $.10;
     authorized 500,000 shares; none
     issued                             $        -     $        -
   Common stock - par value $.10;
     authorized 10,000,000 shares;
     issued 3,262,066 shares
     in 2002 and 2001                      326,207        326,207
   Additional paid-in capital            5,618,589      5,618,589
   Retained earnings                     2,915,020      2,451,477
   Less cost of 13,500 shares of common
     stock in treasury                     (61,468)       (61,468)
                                       -----------     ----------
       Total stockholders' equity       $8,798,348     $8,334,805
                                       -----------     ----------
       Total liabilities and
         stockholders' equity          $10,111,048     $9,560,575
                                       ===========     ==========

See accompanying notes to condensed financial statements.

                 ARROW-MAGNOLIA INTERNATIONAL, INC.
                  CONDENSED STATEMENTS OF INCOME
    FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                      Nine months ended       Three months ended
                        September 30,            September 30,
                   ----------------------  -----------------------
                      2002        2001        2002        2001
                   (unaudited) (unaudited) (unaudited) (unaudited)
                   ----------  ----------  ----------  ----------
Net Sales         $10,927,465 $10,714,278  $3,586,367  $3,750,802
Cost of sales       6,163,410   5,943,194   2,026,574   2,073,582
                   ----------  ----------  ----------  ----------
  Gross Profit     $4,764,055  $4,771,084  $1,559,793  $1,677,220

General and
  administrative
  expenses          4,056,302   3,976,470   1,296,909   1,353,704
Settlement of
  lawsuit                   -     125,000           -           -
                   ----------  ----------  ----------  ----------
Income before other
income (expense)     $707,753    $669,614    $262,884    $323,516
                   ----------  ----------  ----------  ----------
Other income (expense)
 Interest expense    $      -    $      -    $      -    $      -
 Interest income       21,790      75,318       7,077      18,464
 Other income          24,000        (183)      3,000        (609)
                   ----------  ----------  ----------  ----------
 Total other
 income (expense)    $ 45,790     $75,135    $ 10,077     $17,855
                   ----------  ----------  ----------  ----------
Income (loss) before
  income taxes       $753,543    $744,749    $272,961    $371,371
                   ----------  ----------   ---------  ----------
Provision for income
  taxes:
   Current           $177,500    $276,500    $ 82,400    $148,200
   Deferred (benefit) 112,500      (5,500)     42,000     (18,000)
                   ----------  ----------  ----------  ----------
                     $290,000    $271,000    $124,400    $130,200
                   ----------  ----------  ----------  ----------
Net income           $463,543    $473,749    $148,561    $211,171
                   ==========  ==========  ==========  ==========
Earnings per common
share:
   Basic                $0.14       $0.15       $0.05       $0.07
                   ==========  ==========  ==========  ==========
   Diluted              $0.13       $0.13       $0.04       $0.06
                   ==========  ==========  ==========  ==========
Weighted average common
   shares outstanding:
   Basic            3,248,566   3,248,566    3,248,566   3,248,566
                   ==========  ==========   ==========  ==========
   Diluted          3,600,193   3,612,810    3,597,111   3,612,287
                   ==========  ==========   ==========  ==========

See accompanying notes to condensed financial statements.

                      ARROW-MAGNOLIA INTERNATIONAL, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

                                       2002             2001
                                     -----------      -----------
                                     (unaudited)      (unaudited)
Cash flows from operating activities:

   Net income                           $463,543          $473,749

   Adjustments to reconcile net
      earnings to net cash
      provided by operating activities:
    Depreciation and amortization        285,195          $240,055
    Deferred income taxes                112,500            (5,500)
    Provision for doubtful accounts      (59,275)          274,802
    Compensation expense from issuance
      of stock options and warrants            -                 -

   Changes in operating assets and
      liabilities:
      Receivables                       (610,184)         (673,916)
      Inventories                          4,108          (570,591)
      Prepaid income taxes               219,350           (95,611)
      Other assets                       (70,362)            2,346
      Accounts payable                   103,918            34,730
      Accrued liabilities               (119,084)          (10,287)
      Income taxes payable                19,158            10,103
                                      ----------       -----------
         Net cash (used) provided by
           operating activities        $ 348,867         $(320,120)
                                      ----------       -----------
Cash flows from investing activities:

   Purchase of short-term investments  $       -         $(300,000)
   Proceeds from maturities of short-
     term investments                          -           300,000
   Changes in notes and other
     receivables                          21,625            20,976
   Acquisition of property and
     equipment                          (427,043)          (40,596)
                                      ----------       -----------
         Net cash (used) by
            investing activities       $(405,418)          (19,620)
                                      ----------       -----------
Cash flows from financing activities:  $       -         $       -
                                      ----------        ----------
Net increase (decrease) in cash and
  cash equivalents                     $ (56,551)        $(339,740)

Cash and cash equivalents:

   Beginning of period                 2,323,499         2,509,660
                                      ----------        ----------
   End of period                       2,266,948         2,169,920
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

The Company has engaged URS Group, Inc. ("URS") as the environmental consultant to review the nature and extent of any contamination by regulated chemicals released from the Company's property. In September 2002, URS issued a draft Affected Property Assessment Report that partially defined the extent of migration of contaminants on Arrow's property and adjoining properties. A full delineation was not possible because one adjacent owner has denied access to its property. The draft report has been submitted to the Texas Commission on Environmental Quality ("TCEQ") under the Voluntary Cleanup Program ("VCP"), and the Company is expecting feedback and recommendations from that regulatory agency. The Company has expended $37,819.01 during the quarter ended September 30, 2002, and has expended $93,463.25 since December 31, 2001, on this matter; these amounts have been charged against the $250,000 reserve established previously.

As required by the VCP, the Company has also notified the one property owner that permitted access to its property of the nature and extent of contamination that has occurred to a portion of its property. Until the extent of contamination is fully delineated and the Company has conducted substantive discussions with TCEQ regarding the appropriateness and nature of remedial measures, if any, the Company is unable to determine what amounts, if any, may be incurred to monitor or remediate the environmental impact of such releases.

(4)	Result of income tax audit

Based on the results of examinations conducted by the Internal Revenue Service for the year-ended December 31, 2000 and 1999, the Company has agreed to pay tax adjustments totaling approximately $30,000. This amount is reflected in the provision for income taxes for the quarter ended September 30, 2002.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Material Changes in Financial Condition.

	The Company's working capital (total current assets less total current liabilities) which was $5,846,893 as of December 31, 2001, increased to $6,181,950 as of September 30, 2002. The increase in working capital was primarily the result of increased trade accounts receivable largely attributable to increased sales to new accounts gained through addition of new sales personnel, partially offset by a decrease in cash expended in connection with such build-ups, a decrease in prepaid income taxes as the Company realized the benefit of overpayments made in prior periods and an increase in accounts payable attributable to increased purchases of sprayers and equipment during the third quarter.

	The Company generated $348,867 in cash flow from operating activities for the nine-month period ending September 30, 2002 as compared to $320,120 used during the comparable period of 2001. Cash generated from earnings and depreciation combined with increased accounts payable from purchases of sprayers and equipment during the third quarter of 2002 exceeded cash used to fund increased accounts receivable resulting from sales to these customers. A total of $405,418 was utilized in connection with investing activities during 2002, primarily to purchase sprayers and other equipment provided by the Company to its customers for use in consuming the Company's products, as compared to $19,620 used for investing activities during 2001. During 2001, similar purchases were reflected in inventory and accounted for much of the increase in inventory in the quarterly reports during the year, but the assets acquired were recharacterized as equipment at year end. These purchases have been reflected as equipment during 2002, which accounts for a large portion of the changes in cash flow from operations from year to year. The resulting decrease in cash for the first nine months was $56,551 as compared to a decrease of $339,740 during 2001.

The Company believes that its present financing is adequate for its capital needs for the foreseeable future.

Material Changes in Results of Operations

Net sales for the nine months ended September 30, 2002 increased to $10,927,465 from $10,714,278, or 2.0%, from the same period of 2001 and decreased to $3,586,367 from $3,750,803, or 4.4%, in the third quarter of 2002 as compared to the same period of 2001. The net increase from the first nine months of 2002 versus the same period of 2001 relates to new accounts gained through addition of new sales personnel. The decrease in sales for the third quarter of 2002 versus the same period of 2001 has been caused by softness in commercial construction activities in the Company's markets.

Cost of sales as a percentage of net sales increased to 56.4% of net sales for the first nine months ended September 30, 2002 as compared to 55.5% of net sales for the same period of 2001. For the third quarter of 2002, cost of sales as a percentage of net sales increased to 56.5% of net sales as compared to 55.3% of net sales for the third quarter of 2001. These increases in the cost of sales percentage of net sales relate to the increase in product mix toward products sold for use with Company-supplied sprayers and related equipment, which have slightly lower margins.

As a result, gross profit declined slightly to $4,764,055 from $4,771,084 for the first nine months ended September 30, 2002 versus the comparable period of fiscal 2001 and by 7.0% to $1,559,793 from $1,677,220 for the third quarters of 2002 and 2001, respectively.

General and administrative expenses increased by 2.0% and declined by 4.2% for the comparable nine month and three month periods, respectively. The increase for the nine-month period reflects increased group insurance costs. The decrease in the three-month period reflects decreased incentive compensation, increased group insurance costs offset by decreased travel expenses and a one time gain from life insurance proceeds from the death of an executive.

In addition, the Company incurred an expense of $125,000 during the first nine months of 2001 for the settlement of a lawsuit.

As a result of these factors, net income decreased for the comparable nine months periods to $463,543 from $473,749 or 2.2% and for the comparable third quarters of 2002 and 2001 decreased to $148,561 from $211,171 or 29.6%.

Item 3.   Controls and Procedures

	The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                         Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports.

     (a) None.


SIGNATURE

	Pursuant to the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ARROW-MAGNOLIA INTERNATIONAL, INC.



Date:  November 14, 2002               By: /s/Mark Kenner
                                          -------------------------------
                                          Mark Kenner, Chairman and Chief
                                          Executive Officer


Date:  November 14, 2002	       By: /s/Fred Kenner
                                          -------------------------------
                                          Fred Kenner, President and
                                          Chief Financial Officer

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Mark Kenner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Arrow-Magnolia International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                         /s/Mark Kenner
                                         -------------------------------
                                         Mark Kenner, Chief Executive Officer

I, Fred Kenner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Arrow-Magnolia International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                         /s/Fred Kenner
                                         -------------------------------
                                         Fred Kenner, Chief Financial Officer