Form 10KSB
period 2002-12-31
ARROW MAGNOLIA INTERNATIONAL INC
filed 2003-03-31
CIK 61494

CONFORMED COPY

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-KSB

                      ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002
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

	Issuer's revenues for the fiscal year ended December 31, 2002 were:
$13,505,983

	The aggregate market value of the registrant's voting stock held by non-affiliates as of December 31, 2002 was: $2,685,521 (* see note on index page).

	The number of shares outstanding of each class of registrant's common stock as of December 31, 2002 was: Common Stock, par value $0.10 per share, 3,248,566 shares.
___________________
Documents Incorporated by Reference

	Portions of the registrant's definitive proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held on May 8, 2002 are incorporated by reference in Part III of this Form 10-KSB.

	Transitional Small Business Disclosure Format:  	Yes      No    X
                                                                ---       ---

	                 ARROW-MAGNOLIA INTERNATIONAL, INC.
	                   ANNUAL REPORT ON FORM 10-KSB
	                           INDEX

Securities and Exchange Commission
Item Number and Description              					Page

	                           PART I

Item 1.   Description of Business..................................  1
Item 2.   Description of Property..................................  2
Item 3.   Legal Proceedings........................................  2
Item 4.   Submission of Matters to a Vote of Security-Holders......  2

	                           PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.  3
Item 6.   Management's Discussion and Analysis or Plan of Operation  4
Item 7.   Financial Statements.....................................  5
Item 8.   Changes in and Disagreements With Accountants on Accounting
	    and Financial Disclosure.................................  5

	                           PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
	    Compliance with Section 16(a) of the Exchange Act........  6
Item 10.  Executive Compensation...................................  6
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management ..............................................  6
Item 12.  Certain Relationships and Related Transactions...........  6
Item 13.  Exhibits and Reports on Form 8-K.........................  6
Item 14.  Controls and Procedures..................................  7

Index To Financial Statements and Schedules.........................  F-1

Signatures..........................................................
Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


       *	The figure indicated on the cover page as to the aggregate market value of shares of issuer's voting stock held by nonaffiliates, as such figure relates to shares held by affiliates, represents the issuer's best good faith estimate for purposes of this annual report on Form 10-KSB and for no other purpose. The aggregate market value indicated is based upon the last sales price of the issuer's common stock as reported by the NASDAQ SmallCap Market as of the last trading day of the year, December 31, 2002. See "Market for Common Equity and Related Stockholder Matters."

                      ARROW-MAGNOLIA INTERNATIONAL, INC.
	                    Form 10-KSB Annual Report
	                    For the Fiscal Year Ended
	                      December 31, 2002

	                             PART I

ITEM 1. DESCRIPTION OF BUSINESS.

	Arrow-Magnolia International, Inc., a Texas corporation (the "Company" or "Arrow-Magnolia"), was incorporated in the State of Texas in 1937.

	The Company's business consists primarily of the manufacture and distribution of approximately 400 specialty chemical products for use in cleaning and maintaining equipment and general maintenance and sanitation.
The Company's manufacturing operations blend, to the Company's specifications and according to the Company's procedures, a variety of chemicals to create the Company's products. The Company packages products that it blends or manufactures and, in addition, purchases products that have been blended or manufactured and then packaged under the Company's private labels by third parties. The Company's products are marketed throughout the United States, Canada and other countries to a variety of consumers. No single customer accounted for as much as 10% of its total net sales during 2002, 2001 or 2000.

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

	The Company currently manufactures certain of its products in order to give the Company greater control over its inventory in terms of quality and availability of goods. Cost savings are also effected through elimination of outside vendor overhead and profit and through reductions in the cost of carrying finished goods inventory versus raw materials. Currently the Company manufactures approximately 60% of its products (measured by 2002 sales expressed in dollars). The raw materials necessary for manufacture of the Company's products and the finished products resold by the Company are readily available from numerous sources and the Company is not dependent on any particular supplier for these items.

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

	During 2000, the Company learned that the soil and groundwater underlying its facility in Dallas, Texas had been impacted historically, prior to 1985 when present management assumed control of the Company, with
chemicals regulated under the environmental laws.    The extent of the
contamination is not yet known. The Company entered the Voluntary Cleanup Program offered by Texas Commission on Environmental Quality("TCEQ") during 2001 and is causing additional studies to be performed to delineate the extent of the chemicals and to determine whether any remediation will be necessary and its nature and extent. The Company accrued an expense reserve of $250,000 during fiscal 2000 in anticipation of potential costs related to the environmental contamination. Such amount will be reviewed as more information becomes available to the Company and may be adjusted as conditions warrant. The Company incurred costs of $117,900 and $20,000, respectively, with respect to investigation of the potential environmental contamination for the years ended December 31, 2002 and 2001, which amounts were charged against the previously established reserve.

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

Employees

	As of December 31, 2002, the Company employed fifty-six (56) full-time employees, including its warehouse personnel and administrative, accounting, clerical and sales personnel. In addition, the Company retained the services as independent contractors of eighty (80) sales representatives. None of the Company's employees are covered by union contracts, and the Company considers its relationship with its employees to be excellent.

ITEM 2.   DESCRIPTION OF PROPERTY.

	The principal executive and warehouse facilities of the Company are located in a steel, glass, brick and concrete building owned by the Company at 2646 Rodney Lane, Dallas, Texas. These facilities occupy approximately 70,000 square feet of floor space, of which 60,000 square feet are devoted to warehousing and shipping and manufacturing and 10,000 square feet to administrative and executive offices.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

	No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2002, to a vote of the Company's security holders, through solicitation of proxies or otherwise.

                                 PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

	The Company's common stock is included for quotation on the NASDAQ SmallCap Market tier of the NASDAQ Stock Market under the trading symbol "ARWM". The following table sets forth the high and low sales prices in the common stock during the last eight quarters reported in that market:



Fiscal 2002                     High             Low
-----------                     ----             ----
  Fourth Quarter                $2.20            $1.50
  Third Quarter                  2.17             1.90
  Second Quarter                 2.17             1.95
  First Quarter                  2.25             1.90

Fiscal 2001
-----------                     ----             ----
  Fourth Quarter	              $2.25            $1.90
  Third Quarter                  2.49             2.00
  Second Quarter                 2.32             1.90
  First Quarter                  2.82             1.62



     The approximate number of record holders of the Company's Common Stock as of December 31, 2002, was 350. The Company has paid no cash dividends with respect to its Common Stock since 1988, when it paid a dividend of $0.05 per share. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

     The following table reflects information concerning security holder approval of the Company's equity compensation plan currently in place:

	     Number of securities     Weighted average     Number of securities
           issuable upon exercise   exercise price of    remaining available
           of outstanding options,  outstanding options, for future issuance
           warrants and rights      warrants and rights  under equity
	                                                   compensation plans
                                                         (excluding securities
                                                         reflected on column
                                                         (a))
                     (a)                    (b)
Equity
compensation
plans approved
by security
holders	          0                      0                 0

Equity
compensation
plans not
approved by
security holders	  878,092                $0.92               0

Total			  878,092                $0.92               0

A description of the material features of the Company's Non-Qualified Stock Option Plan, under which such options were issued, is set forth in Note G of the Company's financial statements included in this report.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

	The following table sets forth for the periods indicated the relative percentages that certain items included in the consolidated statements of income bear to net sales and the percentage changes of such items as compared to the indicated prior period:



                                                           Increase (Decrease)
                                                           From Prior Period
                                                           Years Ended
                             Percentage of Net Sales       ------------------
                             Years Ended December 31       2002      2001
                             ------------------------       vs.       vs.
                             2002     2001     2000        2001      2000
                                  (Restated) (Restated)
                             ----     ----     ----        ----      ----

Net sales                    100.0%   100.0%   100.0%     (0.5)%     (4.4)%
Cost of sales                 58.4%    56.0%    56.1%      3.7 %     (4.5)%
Gross profit                  41.6%    44.0%    43.9%     (5.8)%     (4.1)%
General and administrative
  expenses                    40.1%    39.6%    36.7%      0.7%        3.3%
Income before other income
  (expense)                    1.5%     3.4%     7.2%    (56.8)%    (54.8)%
Income before income taxes     1.8%     4.0%     8.2%    (54.7)%    (53.2)%
Net income                     1.0%     2.4%     5.2%    (57.5)%    (55.8)%


Comparison of Annual Results.

	Net sales for fiscal year 2002 decreased 0.5% to $13,505,993 from $13,574,847 versus fiscal year 2001 after decreasing 4.4% from fiscal
2000 to fiscal 2001. The decrease in sales from 2000 to 2002 is the result of general business conditions as affected by the economic downturn and the events of September 11, 2001. Cost of sales as a percentage of net sales increased to 58.4% in fiscal 2002 from 56.0% in fiscal 2001 and 56.1% in fiscal 2000 as the result of incentive pricing and raw material cost increases. As a result of lower revenue and higher costs, gross profit decreased by 8.4% to $5,619,299 from $5,969,865 for fiscal 2002 versus fiscal 2001, after decreasing by 4.5% from fiscal 2000 to fiscal 2001.

	General and administrative expenses increased by $35,272 and rose to 40.1% of net sales in fiscal 2002, or 0.7% from year to year. Such expenses also increased to 39.6% of net sales in fiscal 2001 from 36.7% in fiscal 2000, or 3.3% from year to year.

	During the second quarter of 2001, the Company settled litigation that was pending at the end of 2000 with the Company contributing $125,000 to the resolution.

	Other income generated $49,080 in income in fiscal 2002, $87,673 in income in fiscal 2001 and $153,596 in income during fiscal 2000, primarily as the result of interest earned on excess cash in excess of interest paid. The amount earned during 2002 was adversely affected by falling interest rates.

	As a result of these factors, for the fiscal year ended December 31, 2002, net income fell to $138,571 versus $326,747 for fiscal 2001 and $739,284 for fiscal 2000.

Liquidity and Capital Resources.

	The Company's working capital (total current assets less total current liabilities), which was $5,706,433 as of December 31, 2001, decreased to $5,611,407 as of December 31, 2002. The Company's current assets decreased as the Company's inventories decreased due to controlled buying during the fourth quarter of 2002. The Company's cash declined by $456,218 due to slower collections in the fourth quarter and invoicing delays encountered during implementation of a new computer and operating system. Current liabilities decreased due to a reduction in accounts payable.

	As shown in the Company's statements of cash flows for 2002, the Company generated $239,221 in cash flow from operations as the Company continued to capitalize on its profitability, offset by cash absorbed in receivables as the result of recognition of bad debts. The Company utilized $695,439 in investing activities as it purchased property and equipment, primarily related to sprayers placed into service with customers to be used with the Company's products, and acquired and implemented a new computer and operating system installed during the fourth quarter.

	During 2000, the Company learned that the soil and groundwater underlying its facility in Dallas, Texas had been impacted historically, prior to 1985 when present management assumed control of the Company, with chemicals regulated under the environmental laws. The extent of the contamination is not yet known. The Company entered the Voluntary Cleanup Program offered by the Texas Commission on Environmental Quality ("TCEQ") during 2001 and is causing additional studies to be performed to delineate the extent of the chemicals and to determine whether any remediation will be necessary and its nature and extent. The Company accrued an expense reserve of $250,000 during fiscal 2000 in anticipation of potential costs related to the environmental contamination. Such amount will be reviewed from time to time as more information becomes available to the Company and may be adjusted as conditions warrant. The Company incurred costs of $117,900 and $20,000, respectively, with respect to investigation of the potential environmental contamination for the years ended December 31, 2002 and 2001, which amounts were charged against the previously established reserve.

	At December 31, 2002, the Company had $1,250,000 available under a revolving line of credit bearing interest at the lender's prime rate and collateralized by certain accounts receivable and inventories. At
December 31, 2002, there was no outstanding balance under this note. The credit agreement contains various debt covenants, the most restrictive of which requires the Company to maintain certain minimum financial criteria. The Company believes it was in compliance with all debt covenant requirements
as of December 31, 2002.   The Company believes that its present financing is
adequate for its capital needs for the foreseeable future.

ITEM 7.   FINANCIAL STATEMENTS.

	Included at pages F-1 through F-18 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

	None.

                                  PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

	Information relating to the Company's Directors and executive officers will be set forth under the heading "Election of Directors and Information as to Directors, Nominees and Executive Officers" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 8, 2003, which will be filed with the Securities and Exchange Commission on or about April 16, 2003, and such information is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

	Information relating to executive compensation will be set forth under the heading "Executive Compensation" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 8, 2003, which will be filed with the Securities and Exchange Commission on or about April 16, 2003, and such information is incorporated herein by reference.


ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.



	Information relating to the ownership of certain beneficial owners and management of the Company's Common Stock will be set forth under the heading "Securities Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 8, 2003, which will be filed with the Securities and Exchange Commission on or about April 16, 2003, and such information is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

	Information relating to the business relationships and related transactions with respect to the Company and certain Directors and nominees for election as Directors is set forth under the heading "Certain Transactions" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held May 8, 2003, which will be filed with the Securities and Exchange Commission on or about April 16, 2003, and such information is incorporated herein by reference.

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

(3)	Filed as Exhibit 3.2 to Arrow-Magnolia International, Inc. Form 10-KSB
      for the fiscal year ended December 31, 1999 and incorporated herein by reference.

(4)   Filed as Exhibits 10.24 and 10.25 to Arrow-Magnolia International,
      Inc. Form 10-KSB/A for the fiscal year ended December 31, 1999 filed on May 1, 2000 and incorporated herein by reference.

(5) Filed as Exhibit 10.19 to Arrow-Magnolia International, Inc. Form 10-KSB for the fiscal year ended December 31, 2000 filed on April 2, 2001 and incorporated herein by reference.


(b)  Reports on Form 8-K.

	None.

Item 14.   Controls and Procedures

	The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures within 90 days of the date of this report pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

	                    ARROW-MAGNOLIA  INTERNATIONAL, INC.

	                Index to Financial Statements and Schedule



											Page
                                                                  ----
Independent Auditors' Reports                                     F-2

Financial Statements:

	Balance Sheets as of December 31, 2002 and 2001	            F-3

	Statements of Income for the years ended December
      31, 2002, 2001 and 2000	                                    F-4

	Statements of Stockholders' Equity for the years
      ended December 31, 2002, 2001 and 2000                      F-5

	Statements of Cash Flows for the years ended
       December 31, 2002, 2001 and 2000                           F-6

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arrow-Magnolia International, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                           PHILIP VOGEL & CO. PC




                                            Certified Public Accountants

Dallas, Texas
March 20, 2003
                                          F-2

	                   ARROW-MAGNOLIA INTERNATIONAL, INC.
                                  BALANCE SHEETS
	                      DECEMBER 31, 2002 AND 2001

                                      2002                2001
        Assets                        ----                ----
Current assets:
  Cash and cash equivalents          $1,867,281         $2,323,499
  Short-term investments                200,000            200,000
  Trade accounts receivable,
    less allowance for doubtful
    accounts of $447,108 in 2002
    and $482,484 in 2001              2,871,484          2,756,494
  Inventories                           796,014            847,057
  Prepaid income taxes                  322,932            196,996
  Deferred income taxes                 246,900            296,264
  Other assets                          168,587            129,961
                                     ----------         ----------
    Total current assets             $6,473,198         $6,750,271

Property and equipment, net           3,005,524          2,702,165
Intangible assets, net                  113,035            113,035
Notes receivable                              0             24,262
Deferred income taxes                         0              1,100
Other assets, at cost                       850              1,850
                                     ----------         ----------
    Total assets                     $9,592,607         $9,592,683
                                     ==========         ==========
       Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                     $532,528           $537,063
  Accrued liabilities                   156,695            334,207
  Income taxes payable                  172,568            172,568
                                      ---------          ---------
    Total current liabilities          $861,791         $1,043,838

Environmental remediation liability     132,100            250,000
Deferred income taxes                   161,300                  0
Deferred compensation                   104,500            104,500
                                      ---------          ---------
    Total liabilities                $1,259,691         $1,398,338
                                      ---------          ---------
Commitments and contingencies
  (see Note J)

Stockholders' equity:
  Preferred stock - par value $.10,
   authorized 500,000 shares; none issued    $0                 $0
  Common stock - par value $.10,
   Authorized 10,000,000 shares;
   3,262,066 shares
   issued in 2002 and 2001              326,207            326,207
  Additional paid-in capital          5,618,589          5,618,589
  Retained earnings                   2,449,588          2,311,017
  Less cost of 13,500 shares of
   Common stock in treasury             (61,468)           (61,468)
                                     ----------         ----------
   Total stockholders' equity        $8,332,916         $8,194,345
                                     ----------         ----------
   Total liabiliities and stockholders'
     equity                          $9,592,607         $9,592,683
                                     ==========         ==========

The accompanying notes are an integral part of these statements.

	                    ARROW-MAGNOLIA INTERNATIONAL, INC.
	                        STATEMENTS OF INCOME
	             FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                    (Restated)      (Restated)
                                       2002            2001            2000
                                     -----------    -----------     ----------
Net sales                            $13,505,983    $13,574,847    $14,193,264
Cost of sales                          7,886,686      7,604,982      7,965,588
                                     -----------    -----------     ----------
  Gross profit                        $5,619,297     $5,969,865     $6,227,676

General and administrative expenses    5,421,063      5,385,791      5,212,388
Settlement of lawsuit                          0        125,000              0
                                     -----------    -----------     ----------

Income before other income (expense)    $198,234       $459,074     $1,015,288
                                     -----------    -----------     ----------
Other income (expense):
  Interest expense                       $(2,651)         $(183)            $0
  Interest income                         27,516         87,856        152,294
  Other income                            24,215              0          1,302
                                     -----------    -----------     ----------
  Total other income (expense)           $49,080        $87,673       $153,596
                                     -----------    -----------     ----------

Income before income taxes              $247,314       $546,747     $1,168,884

Provision for income taxes               108,743        220,000        429,600
                                     -----------    -----------     ----------
Net income                              $138,571       $326,747       $739,284
                                     ===========    ===========    ===========



Earnings per common share:

  Basic                                    $0.04          $0.10          $0.23
                                     ===========    ===========    ===========

  Diluted                                  $0.04          $0.09          $0.20
                                     ===========    ===========    ===========


The accompanying notes are an integral part of these statements.

                         ARROW-MAGNOLIA INTERNATIONAL, INC.
                         STATEMENTS OF STOCKHOLDERS' EQUITY
	          FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

			Common stock
               -------------------  Additional           Cost of     Total
                   Shares            paid-in   Retained  treasurystockholders'
               Outstanding  Amount   capital   earnings   stock      equity
               -----------  ------   -------   --------   -------  -----------

Balances at
December 31,
1999-
as previously
reported     3,248,566 $326,207   $5,607,214    $1,305,487 $(61,468)$7,177,440

Prior period
adjustment                                         (60,501)           (60,501)

Balances at
December 31,
1999-
restated     3,248,566 $326,207   $5,607,214    $1,244,986 $(61,468)$7,116,939

Net income -
restated             0        0            0       739,284        0    739,284
             --------- --------  -----------   -----------  -------   --------
Balances at
December 31,
2000         3,248,566 $326,207   $5,607,214    $1,984,270 $(61,468)$7,856,223

Issuance of
stock warrants
for professional
services             0        0       11,375             0        0     11,375

Net income -
reatated             0        0            0       326,747        0    326,747
              -------- --------  -----------    ----------   ------   --------
Balances at
December 31,
2001         3,248,566 $326,207   $5,618,589    $2,311,017 $(61,468)$8,194,345
             --------- --------  -----------    ----------   ------   --------

Net income           0        0            0       138,571        0    138,571
             --------- --------  -----------   -----------  -------   --------
Balances at
December 31,
2002         3,248,566 $326,207   $5,618,589    $2,449,588 $(61,468)$8,332,916
             ========= ========  ===========   ===========  =======  =========


The accompanying notes are an integral part of these statements.

                         ARROW-MAGNOLIA INTERNATIONAL, INC.
                             STATEMENTS OF CASH FLOWS
	          FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                (Restated)      (Restated)
                                   2002            2001            2000
                                ----------      ----------      ----------
Cash flows from operating activities:
  Net income                      $138,571        $326,747        $739,284

  Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
    Depreciation and
      amortization                 392,080         399,855         277,236
    Deferred income taxes          211,764        (245,400)       (138,565)
    Provision for doubtful
      accounts                     559,484         348,136         351,050
    Loss on retirement of
      assets                             0                0           4,317
    Stock warrants issued
      for professional
      services                           0           11,375               0

  Changes in operating assets
  and liabilities:
    Receivables                   (674,086)       (324,002)       (757,992)
    Inventories                     51,043        (175,185)            196
    Prepaid income taxes          (125,936)       (164,511)         47,476
    Notes receivable                24,262          28,914         (13,176)
    Other assets                   (37,626)       (109,790)        (10,710)
    Accounts payable                (4,535)       (178,694)        131,208
    Accrued liabilities           (295,800)        360,342         325,561
                                ----------      ----------       ---------
      Net cash provided by
      operating activities        $239,221        $277,787        $955,885
                                ----------      ----------       ---------

Cash flows from investing activities:
    Proceeds from sale of
      short-term investments            0        $100,000         $300,000
    Purchase of short-term
      investments                       0               0         (300,000)
    Acquisition of property
      and equipment              (695,439)       (563,948)      (1,156,566)
                                ---------        ---------       ---------
      Net cash used by
      investing activities      $(695,439)      $(463,948)     $(1,156,566)
                                ---------        ---------       ---------

Cash flows from financing
activities:                            $0              $0               $0
                                ---------        ---------        --------

Net increase (decrease) in
cash and cash equivalents       $(456,218)       (186,161)       $(200,681)

Cash and cash equivalents:
Beginning of year               2,323,499        2,509,660        2,710,341
                               ----------       ----------       ----------
End of year                    $1,867,281       $2,323,499       $2,509,660
                               ==========       ==========       ==========


The accompanying notes are an integral part of these statements.

Note A - Summary of significant accounting policies:

	Nature of the operations

The Company is engaged in the sale and distribution of chemical products, primarily industrial and institutional cleaning and maintenance supplies and related products, to industrial users, telephone supply distributors, governmental agencies and school systems. The Company's customers operate in many different industries and geographic regions. No single customer accounted for more than 10% of net sales in 2002, 2001 or 2000.

	Use of estimates

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

At December 31, 2002, the Company had cash balances of approximately $288,000 in banking institutions in excess of federally insured amounts. These balances are before considering outstanding items. The Company also had approximately $1,390,258 of its funds invested in uninsured money market accounts at December 31, 2002. These funds are managed by outside investment management firms and are invested in short-term instruments with maturities of 120 days or less.

	Cash equivalents and statements of cash flows

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. No cash was paid for interest during 2002, 2001 and 2000. Cash paid for income taxes during 2002, 2001 and 2000 was $92,000, $353,611 and $511,865, respectively.

	Accounts receivable and credit policies

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 60 days from the invoice date. Unpaid accounts receivable with invoice dates over 60 days old generally incur finance charges of 1.5% per month. Special terms are provided to some customers that permit a longer payment term and, therefore, do not incur finance charges until a later date.

Accounts receivable are stated at the amount billed to the customer plus any accrued and unpaid finance charges. Customer account balances with invoices dated over 120 days are considered delinquent. Finance charges continue to accrue on delinquent accounts until the account is written off. Accounts are written off on a customer-by-customer basis, but generally not for at least one year. Accounts receivable aged 90 days or more were $1,909,596 and $1,714,831, at December 31, 2002 and 2001, respectively.

Payments of accounts receivable are allocated to the specific invoice identified on the customer's remittance advice or, if unspecified, are applied to invoices using the Company's best estimate of the intended invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management individually reviews all accounts receivable balances that exceed 120 days from the invoice date and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Additionally, management applies a weighted average of write-offs to the aggregate remaining accounts receivable to estimate a general allowance covering those amounts. The weighted average gives greater weight to the most recent years and is adjusted for management's estimate of changes in future economic conditions that might give rise to results that differ from past experience.

Short-term investments and financial instruments

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, short-term investments to be held to maturity at December 31, 2002 and 2001, consisting of bank certificates of deposit due within one year, are carried at cost, which approximates market value.

The Company has also adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 138, Accounting for Derivative Instruments and Hedging Activities, and the related implementation guidance. Currently the Company does not engage in hedging activities and has no derivative instruments as defined in the statement. Therefore, adoption of this statement has had no effect on the financial statements of the Company.

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

Goodwill

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets effective for periods beginning January 1, 2002, and thereafter. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Specifically, the statement addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement changes the accounting for goodwill from an amortization approach to an impairment approach. Goodwill will no longer be amortized over its estimated useful life, but will be tested for impairment upon the occurrence of certain circumstances. An impairment loss will be recognized if the carrying amount of a reporting unit exceeds its fair value. In applying the provisions of SFAS No. 142, management performed a valuation of the underlying company for which goodwill was originally recorded. As of December 31, 2002, the Company reported goodwill from acquired businesses of $113,035; management does not believe this amount to be impaired. Prior amortization of goodwill for each of the years ended December 31, 2001 and 2000 was approximately $6,000.

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

	Earnings per share

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share to account for and report basic and diluted earnings per share (EPS). Basic EPS is calculated by dividing net income (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock method, as prescribed by SFAS 128, is used to calculate the effects of stock options outstanding on diluted earnings per share.

Shares used in calculating basic and diluted earnings per share are as follows:

                                    2002            2001            2000
                                  ---------       ---------       ---------
Weighted average common shares
   outstanding                    3,248,566       3,246,566       3,248,566

Dilutive securities:
   Common stock options             909,092         824,092         769,092
   Assumed repurchase of common
      shares                       (465,630)       (460,538)       (373,048)
                                  ---------       ---------       ---------
Weighted average common shares
   outstanding - diluted basis    3,692,028       3,612,120       3,644,610
                                  =========       =========       =========

Stock based compensation

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

Impairment of long-lived assets and long-lived assets to be disposed of

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective for periods beginning January 1, 2002, and thereafter. SFAS 144 replaces SFAS 121, and, among other matters, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 retains the basic provisions of SFAS 121, but broadens its scope and establishes a single model for long-lived assets to be disposed of by sale. Management does not believe adoption of the Statement had any effect on the financial statements of the Company. During the years ended December 31, 2002, 2001 and 2000, the Company's analysis indicated that there was not an impairment of its long-lived assets.

Transfers and servicing of financial assets and extinguishment of liabilities

The Company follows the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and SFAS No. 140 (by the same title and which replaces SFAS 125 for transactions occurring after March 31, 2001). These statements provide accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Adoption of these statements has had no effect on the financial statements of the Company.

Reporting comprehensive income and operating segments

The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, that requires an enterprise to report, by major components and as a single total, the change in its net assets during the period from nonowner sources. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements has had no impact on the Company's financial position, results of operations, cash flows, or related disclosures.

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

Revenue recognition

The Company follows the provisions of SEC Staff Accounting Bulletin (SAB)
No. 101, Revenue Recognition in Financial Statements, and recognizes revenues when its products are shipped to customers (terms are FOB shipping point), at which time evidence of a completed transaction and customer acceptance exists. Appropriate provisions for estimated returns of product and other allowances have been made in the accompanying financial statements. Amounts billed to customers for shipping and handling are classified as revenues, while shipping and handling costs are included in cost of sales.


Note B - Inventories:

Inventories consisted of the following at December 31, 2002 and 2001:

                                              2002             2001
                                           ---------       ---------
Raw materials purchased for blending        $288,860        $361,867
Merchandise available for sale               507,154         485,190
                                           ---------       ---------
                                            $796,014        $847,057
                                           =========       =========

Note C - Property and equipment:

Property and equipment consisted of the following at December 31, 2002 and 2001:

                                                   2001              2000
                                               ----------         ----------
Land                                              $97,209            $97,209
Buildings and improvements   5 to 40 years      1,401,194          1,369,802
Machinery and equipment      3 to 10 years      2,835,876          2,381,139
Furniture and fixtures       5 to 10 years        495,577            489,915
Computers                    5 years              223,017             40,719
                                               ----------         ----------
                                               $5,052,873          4,378,784
Less accumulated depreciation                   2,047,349          1,676,619
                                               ----------         ----------
                                               $3,005,524         $2,702,165
                                               ==========         ==========

Depreciation expense charged to operations was $392,080, $393,784 and $271,166 in 2002, 2001 and 2000, respectively.

Note D - Intangible assets:

Intangible assets consisted of the following at December 31, 2002 and 2001:

                                                   2002              2001
                                               ----------         ----------
Goodwill                 15 to 40 years          $113,035            160,124

Less accumulated amortization                           0             47,089
                                               ----------         ----------
                                                 $113,035           $113,035
                                               ==========         ==========

Note E - Credit agreement:

The Company has available at December 31, 2002, a revolving line of credit with a bank due on May 31, 2003. The credit agreement provides for a commitment from the lender at the lesser of $1,250,000 or the borrowing base as defined. At December 31, 2002 and 2001, there were no outstanding balances due under this agreement. The credit agreement contains various debt covenants, the most restrictive of which requires the Company to maintain certain minimum financial criteria. At December 31, 2002, the Company believes it is in compliance with all debt covenant requirements. The note requires monthly payments of interest at the lender's prime rate and is collateralized by certain accounts receivable and inventories.


Note F - Income taxes:

Income tax expense for the years ended December 31, 2002, 2001 and 2000, consisted of the following:

                                                  (Restated)      (Restated)
                                     2002            2001            2000
                                  ----------      ----------      ----------
U.S. federal - current             $(120,000)       $189,100        $500,800
U.S. federal - deferred              215,043           4,600        (100,891)
State - current                       14,600          26,300          29,691
                                  ----------      ----------      ----------
                                    $108,743        $220,000        $429,600
                                  ==========      ==========      ==========

Income tax expense for the years ended December 31, 2002, 2001 and 2000, differs from the "expected" tax expense (computed by applying the 34% U.S. federal corporate rate to income before income taxes) as follows:

                                    2002             2001            2000
                                  ---------       ----------       ----------
Computed "expected" tax expense     $84,087         $185,894         $397,421
Amortization of goodwill                  0              939              703
State income taxes, net of federal
   benefit                            9,636           17,358           32,883
Nondeductible and other items        15,020           15,809           (1,407)
                                  ---------        ---------        ---------
                                   $108,743         $220,000         $429,600
                                  =========        =========        =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001, are presented below:

                                                                  (Restated)
                                                     2002            2001
                                                  ----------      ----------
Deferred tax assets:
  Accounts receivable, principally due to
    allowance for doubtful accounts                 $151,936        $164,000
  Overhead allocation to inventories under IRC 263a   36,200          66,300
  Accrual of environmental remediation liability      44,900          85,000
  Expense resulting from issuance of stock
    options and warrants                              39,300          35,600
  Expenses resulting from sales tax audit             58,764          58,764
                                                  ----------      ----------
Total gross deferred tax assets                     $331,100        $409,664
Less valuation allowance                                   0               0
                                                  ----------      ----------
Net deferred tax assets                             $331,100        $409,664
                                                  ----------      ----------
Deferred tax liabilities:
  Property and equipment, principally due to
    differences in depreciation                    $(244,900)      $(111,600)
  Other                                                 (600)           (700)
                                                  ----------       ---------
Total gross deferred tax liabilities               $(245,500)       (112,300)
                                                  ----------       ---------
Net deferred tax asset                               $85,600        $297,364
                                                  ==========       =========

Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the net deferred tax assets at December 31, 2002, to be realized as a result of future taxable income.

Note G - Stockholders' equity:

Stock equivalents at December 31, 2002, 2001 and 2000, and changes in stock equivalents for the three-year period ended December 31, 2002, are presented below:
Note G - Stockholders' equity:

Stock equivalents at December 31, 2001, 2000 and 1999, and changes in stock equivalents for the three-year period ended December 31, 2001, are presented below:

                                   Stock options           Stock warrants
                                  -------------------    -------------------
                                             Weighted               Weighted
                                              Average                Average
                                  Number of  Exercise    Number of  Exercise
                                    Shares     Price       Shares     Price
                                  =========  ========    =========  ========

Options and warrants
  outstanding, December 31, 1999    791,092      0.73       11,000      4.75

                         Granted     42,000      2.88            0      0.00
                                  ---------               --------
Options and warrants
  outstanding, December 31, 2000    833,092      0.84       11,000      4.75

                         Granted     55,000      2.02       10,000      2.20
                                  ---------               --------
Options and warrants
  outstanding, December 31, 2001    888,092      0.92       21,000      3.54

                        Forfeited    10,000      2.13            0
                         Granted          0                      0
                                  ---------               --------
Options and warrants
  outstanding, December 31, 2001    878,092      0.90       21,000      3.54
                                  =========               ========

The weighted average exercise price of all exercisable options at December 31, 2002, 2001 and 2000, was $0.83, $0.77 and $0.71, respectively. The weighted average exercise price of all outstanding options at December 31, 2002, 2001 and 2000 was $0.90, $0.92 and $0.84, respectively.

Stock option plan

The Company has a non-qualified stock option plan (Plan) covering approximately 957,000 shares of common stock. Participants are selected by the Company's board of directors from the executive officers and other key employees of the Company. The Plan provides that the option price per share and vesting period for stock options issued under the Plan are determined by the Company's board of directors. The Plan provides that the contractual lives of the options are ten (10) years unless otherwise stipulated by the Company's board of directors

$.50 stock options

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

Options outstanding were increased by 50,000 in 1995, 54,208 in 1997, 58,497
in 1998, and 63,864 in 1999 due to 10% stock dividends.   At December 31,
2002, none of these options had been exercised and 702,542 remain outstanding.

At December 31, 2002, 2001 and 2000, all of these options were fully vested and exercisable. The remaining weighted- average contractual life of these options was 1.7 years at December 31, 2002.

$2.00 stock options

In January 1997, the Company granted 50,000 stock options to an employee of the Company. These stock options were issued at an option price of $2.00 per share. The stock options were fully exercisable at the date of grant. During 1997, the Company recognized the aggregate excess of the market price over the exercise price at date of grant, $104,500, as expense.
Options outstanding were increased by 5,000 in 1997, 5,500 in 1998, and 6,050 in 1999 due to 10% stock dividends. At December 31, 2002, none of these options have been exercised and 66,550 remain outstanding. At December 31, 2002, 2001 and 2000, all of these options were fully vested and exercisable. The remaining average contractual life of these options was 4 years at December 31, 2002.

During January 2001, the Company granted 45,000 stock options to certain key employees of the Company. These stock options vest in annual increments of 20% with the first 20% vesting occurring on the date of issuance. At December 31, 2002, none of these options have been exercised; 45,000 remain outstanding and 18,000 were exercisable. The remaining average contractual life of these options was 8 years at December 31, 2002.

$2.875 stock options

In January 2000, the Company granted 42,000 stock options to certain employees of the Company. These stock options were issued at an option price of $2.875 per share and vest in annual increments of 20% with the first 20% vesting occurring on the date of issuance. At December 31, 2002, none of these options had been exercised and 42,000 remain outstanding.
As of December 31, 2002, 2001 and 2000; 25,200, 16,800 and 8,400 of these options were exercisable. The remaining average contractual life of these options was 7 years.

$2.125 stock options

In March 2001, the Company granted 10,000 stock options to an employee of the Company. These stock options were issued at an option price of $2.125 per share and vest in annual increments of 20% with the first 20% vesting occurring on the date of issuance. At December 31, 2002, none of these options had been exercised; 10,000 remain outstanding and 4,000 were exercisable. The remaining average contractual life of these options was 8 years at December 31, 2002.

$4.375 stock options

In January 1999, the Company granted 20,000 stock options to certain employees of the Company. These stock options were issued at an option price of $4.375 per share and vest in annual increments of 20% with the first 20% vesting occurring on the date of issuance. Total stock options outstanding were increased by 2,000 in 1999, due to a 10% stock dividend. At December 31, 2002, none of these options had been exercised and 22,000 remain outstanding. At December 31, 2002, 2001 and 2000; 22,000, 16,500
and 11,000, respectively, were exercisable. The remaining average contractual life of these options was 6 years at December 31, 2002.

Stock warrants

In February 1999, the Company issued stock warrants to a service provider. The stock warrants are exercisable to purchase up to 10,000 shares of the Company's common stock at $4.75 per share. The stock warrants were increased to 11,000 in 1999 due to a 10% stock dividend. These warrants were valued at $0.62 per share using the Black Scholes option-pricing model. Assumptions included an expected dividend yield of 0.0%, a risk-free interest rate of 4.81%, an expected life of 2 years and an expected volatility of 46.04%. At December 31, 2002, 2001 and 2000, none of these warrants had been exercised; 11,000 remain outstanding and all are exercisable. The remaining average contractual life of these warrants was 6 years at December 31, 2002.

In July 2001, the Company issued stock warrants to a service provider.
The stock warrants are exercisable to purchase up to 10,000 shares of the Company's common stock at $2.20 per share. These warrants were valued at $1.14 per share using the Black Scholes option-pricing model. Assumptions included an expected dividend yield of 0.0%, a risk-free interest rate of 3.53%, an expected life of 5 years and an expected volatility of 56.24%. At December 31, 2002, none of these warrants have been exercised; 10,000 remain outstanding and all are exercisable. The remaining average contractual life of these warrants was 8 years at December 31, 2002.

Note H - Proforma information related to stock options:

The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $0.00, $1.27 and $1.99, respectively, on the date of grant, using the Black Scholes option-pricing model. The following weighted-average assumptions were used in the pricing model:

                                    2002          2001           2000
                                 ----------     ----------    ----------
Expected dividend yield             N/A           0.00%         0.00%
Risk-free interest rate             N/A           5.34%         6.66%
Expected life                       N/A          7 years       7 years
Expected volatility                 N/A           56.24%        70.98%


The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, has recognized no compensation expense for stock options granted at exercise prices at least equal to the market value of the Company's common stock. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:
indicated below:

                                                  (Restated)      (Restated)
                                      2002           2001             2000
                                  -----------     -----------     -----------
Net income:
   As reported                       $138,571        $326,747        $739,284
                                   ==========      ==========      ==========
   Proforma                          $113,243        $292,230        $712,138
                                   ==========      ==========      ==========
Basic earnings per common share:
   As reported                          $0.04           $0.10           $0.23
                                   ==========      ==========      ==========
   Proforma                             $0.03           $0.09           $0.22
                                   ==========      ==========      ==========
Diluted earnings per common share:
   As reported                          $0.04           $0.09           $0.20
                                   ==========      ==========      ==========
   Proforma                             $0.03           $0.08           $0.20
                                   ==========      ==========      ==========

Proforma net income reflects only options granted since 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net income amounts presented above because compensation cost is reflected over the option's vesting period, and compensation cost for options granted prior to January 1, 1995, is not considered.

Note I - Quarterly financial data (unaudited):

Quarterly net income (loss) and earnings (loss) per share for 2002 are as follows:

                                                       Earnings per share
                                                    -------------------------
                                Net income            Basic          Diluted
                               -----------           ---------      ----------
First quarter                     $169,652            $0.05             $0.05
Second quarter                     145,332            $0.04             $0.04
Third quarter                      148,561            $0.05             $0.04
Fourth quarter                    (324,974)          $(0.10)           $(0.09)
                               -----------
                                  $138,571
                               ===========

Note J - Commitments and contingencies:

Legal actions

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

During the year ended December 31, 2001, the Company reached a final settlement with respect to a lawsuit brought against it. The cost to the Company was $125,000, which was paid and charged to operations during the year ended December 31, 2001.

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

On March 2, 2001, the Company notified the Texas Natural Resource Conservation Commission (TNRCC) of the results of this investigation and that it intended to apply for the Voluntary Cleanup Program during 2001. In July 2001, the TNRCC accepted the Company's application into the Voluntary Cleanup Program and approved its proposal. The stipulations of the proposal required the Company to conduct more extensive environmental studies into the contamination and to report the findings to the TNRCC in June 2002. In addition, the Company has agreed to produce recommendations for the cleanup, should any cleanup be necessary based on the ongoing investigations. The Company plans to continue investigating the contamination, after which time, the Company believes it should be able to more reasonably estimate the potential costs of the environmental remediation.

Based on this investigation, the Company believes it is likely that it will incur costs for investigation and monitoring and, possibly, environmental remediation. At this time, it is not possible to accurately estimate the amount of such liability because the discovery is still in an investigatory stage and the extent of possible contamination has not been fully determined. In addition, the Company has not been subjected to any claims or assessments with respect to this environmental issue.

Nevertheless, the Company believed it was appropriate to provide for the anticipated financial effects of this matter at the date of its discovery
in order to more accurately reflect its liabilities.   Based on
information available, management determined that $250,000 was its best estimate of the costs for continuing investigation and potential remediation. Accordingly, $250,000 was accrued and charged to operations during the year ended December 31, 2000. Management's estimate of potential future costs remains at $132,100 as of December 31, 2002. It is at least reasonably possible that this estimate of future costs will change and the change could be material.

The Company incurred costs of $117,900 and $20,000, respectively, with respect to investigation of the potential environmental contamination, for the years ended December 31, 2002 and 2001.

Examinations by tax authorities

The Company is undergoing examinations by various taxing authorities, including the Internal Revenue Service for the years ended December 31, 1999 and 2000, and the State of Texas for the years 1998 through 2001. The Company reached an agreement with the Internal Revenue Service and agreed to pay approximately $26,000 in additional taxes during 2002
(see Note K). The Company is still negotiating a settlement with the State of Texas relating to its proposed assessment of unpaid sales taxes for years prior to 2002. The initial assessment approximated $300,000; however, based on its analysis of the issues and initial negotiations, management believes that the maximum exposure to the Company will be approximately $172,000, and has provided for this amount in the financial statements (see Note K).

Commitments

The Company is obligated under operating leases for equipment through August 2004. Minimum annual rentals under such arrangements are as follows:

                   Year ending
                   December 31,                        Amount
                   ------------                      --------
                      2003                             40,015
                      2004                             10,152
                                                      -------
                      Total                           $50,167
                                                      =======

Note K - Restatement of prior periods:

	As described in Note J to the financial statements, the Company was subjected to audit procedures by various taxing authorities that resulted in either a settlement of taxes owed, or an assessment of taxes that results in the probability that the Company will be liable for additional taxes for years prior to 2002. Management has determined that the additional taxes owed were the result of the misapplication of facts that existed during the years involved, are specifically identified with those prior periods, and were not attributable to economic events occurring subsequent to those periods. Therefore, the Company has accounted for these adjustments as prior period adjustments and has reported the effects of these adjustments by restating the financial statements for the specific periods the adjustments were attributed to. Retained earnings as of December 31, 1999, has been restated for the effects of adjustments attributed to years prior to 2000. The total adjustment for additional sales and federal income taxes amounted to approximately $198,000 before related income tax benefits. The effects of these adjustments are as follows:

                                 As previously                      As
                                 reported	        Adjustment       restated
                                 -------------    -----------      ---------
Year ended December 31, 2000:

Income before income taxes       $ 1,219,409      $ (50,525)     $ 1,168,884

Provision for income taxes           433,491         (3,891)         429,600
                                 -----------      ----------      ----------
Net income                         $ 785,918      $ (46,634)       $ 739,284
                                 ===========      ==========      ==========
Earnings per common share - basic     $ 0.24        $ (0.01)          $ 0.23
Earnings per common share - diluted	  $ 0.22        $ (0.02)          $ 0.20


Year ended December 31, 2001:

Income before income taxes         $ 597,272       $ (50,525)     $ 546,747

Provision for income taxes           237,200         (17,200)       220,000
                                 -----------     ------------      --------
Net income                         $ 360,072       $ (33,325)     $ 326,747
                                 ===========      ===========      ========
Earnings per common share - basic     $ 0.11         $ (0.01)        $ 0.10
Earnings per common share - diluted	  $ 0.10         $ (0.01)        $ 0.09

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


Dated:  March 31, 2003

	In accordance with The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                			Title                    Date

/s/ Mark I. Kenner
-------------------        Director, Chairman and	         }
Mark I. Kenner      	   Chief Executive Officer		   }	  March 31,
			         (Principal Executive Officer)	   }    2003
								               }
/s/ Fred Kenner                                                }
-------------------         Director, President and            }
Fred Kenner         	    Chief Operating Officer		   }
				    (Principal Financial and      	   }
				    Accounting Officer)          	   }
								               }
								               }
-------------------         Director                           }
Fred Bennett                                                   }
                                                               }
/s/ Robert D. DeRosier                                         }
-------------------         Director                           }
Robert D. DeRosier                                             }
                                                               }
/s/ Jeff Levitt                                                }
-------------------         Director                           }
Jeff Levitt                                                    }



                       CERTIFICATIONS PURSUANT TO
                             SECTION 302 OF
                     THE SARBANES-OXLEY ACT OF 2002

I, Mark Kenner, certify that:

1. I have reviewed this annual report on Form 10-KSB of Arrow-Magnolia International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                        /s/ Mark Kenner
                                        --------------------------------
                                        Mark Kenner, Chief Executive Officer


I, Fred Kenner, certify that:

1. I have reviewed this annual report on Form 10-KSB of Arrow-Magnolia International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                     /s/ Fred Kenner
                                     --------------------------------
                                     Fred Kenner, Chief Financial Officer

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

(3) Filed as Exhibit 3.2 to Arrow-Magnolia International, Inc. Form 10-KSB for the fiscal year ended December 31, 1999 and incorporated herein by reference.

(4) Filed as Exhibits 10.24 and 10.25 to Arrow-Magnolia International, Inc. Form 10-KSB/A for the fiscal year ended December 31, 1999 filed on May 1, 2000 and incorporated herein by reference.

(5) Filed as Exhibit 10.19 to Arrow-Magnolia International, Inc. Form 10-KSB for the fiscal year ended December 31, 2000 filed on April 2, 2001 and incorporated herein by reference.