Form 10QSB
period 2003-03-31
ARROW MAGNOLIA INTERNATIONAL INC
filed 2003-05-14
CIK 61494

[CONFORMED COPY]

                            FORM 10-QSB

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

             Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:       March 31, 2003
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
                       Yes        No

Number of common shares outstanding as of March 31, 2003:

               Common Stock, $0.10 par value, 3,248,566 shares

                  ARROW-MAGNOLIA INTERNATIONAL, INC.
                          March 31, 2003

                         TABLE OF CONTENTS

                  PART I. FINANCIAL INFORMATION.


Item 1.  	Financial Statements						Page

     Arrow-Magnolia International, Inc.                           3
     Condensed Balance Sheets as of March 31, 2003
     (unaudited) and December 31, 2002.

     Arrow-Magnolia International, Inc.                           4
     Condensed Statements of Income for the Three
     Months Ended March 31, 2003 and 2002
     (unaudited).

     Arrow-Magnolia International, Inc.                           5
     Condensed Statements of Cash Flows for the Three
     Months Ended March 31, 2003 and 2002
     (unaudited).

     Notes to Condensed Financial Statements (unaudited).         6

Item 2.	Management's Discussion and Analysis or      	      7
          	Plan of Operation.



PART II.  OTHER INFORMATION.


Item 6.   Exhibits and Reports on Form 8-K.                       8

              ARROW-MAGNOLIA INTERNATIONAL, INC.

                  CONDENSED BALANCE SHEETS
            MARCH 31, 2003 AND DECEMBER 31, 2002

         Assets                   March 30,     December 31,
                                    2003           2002
                                 -----------    -----------
                                 (unaudited)


Current assets:

   Cash and cash equivalents      $1,825,266     $1,867,281
   Short-term investments            200,000        200,000
   Trade accounts receivable,
     less allowance for doubtful
     accounts of $480,721 in 2003
     and $447,108 in 2002          3,363,685      2,871,484
   Inventories                       839,811        796,014
   Prepaid income taxes              207,833        322,932
   Deferred income taxes             265,400        246,900
   Other assets                      322,218        168,587
                                  ----------     ----------

        Total current assets       7,024,213      6,473,198

Property and equipment - cost      5,130,855      5,052,873
Accumulated depreciation          (2,125,790)    (2,047,349)

Intangible assets, net               113,035        113,035
Other assets, at cost                    850            850
                                  ----------     ----------
        Total assets             $10,143,163    $ 9,592,607
                                  ==========     ==========

        Liabilities and stockholders' equity

Current liabilities:
   Accounts payable               $  786,118     $  532,528
   Accrued liabilities               277,404        156,695
   Accrued sales taxes               196,728        172,568
                                  ----------     ----------
        Total current liabilities $1,260,250     $  861,791

Environmental remediation
  liability                          129,783        132,100
Deferred income taxes                145,900        161,300
Deferred compensation                104,500        104,500
                                  ----------     ----------
        Total liabilities         $1,640,433     $1,259,691
                                  ----------     ----------
Stockholders' equity:
   Preferred stock - par value
     $.10; authorized 500,000
     shares; none issued          $        -     $        -
   Common stock - par value
     $.10; authorized 10,000,000
     shares; issued 3,262,066
     shares in 2003 and 2002         326,207        326,207
   Additional paid-in capital      5,618,589      5,618,589
   Retained earnings               2,619,402      2,449,588
   Less cost of 13,500 shares
     of common stock in treasury     (61,468)       (61,468)
                                  ----------     ----------
       Total stockholders' equity $8,502,730     $8,332,916
                                  ----------     ----------
       Total liabilities and
         stockholders' equity    $10,143,163     $9,592,607
                                  ==========     ==========

See accompanying notes to condensed financial statements.

               ARROW-MAGNOLIA INTERNATIONAL, INC.

                 CONDENSED STATEMENTS OF INCOME
        FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                     2003            2002
                                  ----------     ----------
                                  (unaudited)    (unaudited)

Net sales                         $3,130,554     $3,619,898
Cost of sales                      1,670,402      1,964,964
                                  ----------     ----------
        Gross profit              $1,460,152     $1,654,934

General and administrative
  expenses                         1,212,473      1,416,112
                                  ----------     ----------
Income before other
  income (expense)                $  247,679     $  238,822
                                  ----------     ----------
Other income (expense)
   Interest income                     2,835          7,830
   Other income                          500          6,000
                                  ----------     ----------
        Total other income
          (expense)               $    3,335     $   13,830
                                  ----------     ----------
Income before income taxes        $  251,014     $  252,652
                                  ----------     ----------
Provision for income taxes:
   Current expense                $  115,100     $   40,300
   Deferred expense (benefit)        (33,900)        42,700
                                  ----------     ----------
                                  $   81,200     $   83,000
                                  ----------     ----------
Net income                        $  169,814     $  169,652
                                  ==========     ==========
Earnings per common share:
   Basic                          $     0.05     $     0.05
                                  ==========     ==========
   Diluted                        $     0.05     $     0.05
                                  ==========     ==========
Weighted average common
   shares outstanding:
   Basic                           3,248,566      3,248,566
                                  ==========     ==========
   Diluted                         3,593,747      3,698,028
                                  ==========     ==========

See accompanying notes to condensed financial statements.

                 ARROW-MAGNOLIA INTERNATIONAL, INC.

                CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                     2003            2002
                                  ----------     ----------
                                  (unaudited)    (unaudited)


Cash flows from operating
  activities:
   Net income                     $  169,814    $  169,652

   Adjustments to reconcile
     net income to net cash
     provided (used) by
     operating activities:
    Depreciation and amortization    112,928        90,001
    Deferred income taxes            (33,900)       42,700
    Provision for doubtful accounts   33,613       (44,688)

   Changes in operating assets and
     liabilities:
      Receivables                   (525,814)     (579,604)
      Inventories                    (43,797)      (47,919)
      Prepaid income taxes           115,099        30,400
      Other assets                  (153,631)      (43,883)
      Accounts payable               253,590       132,744
      Accrued liabilities            144,869       (47,537)
      Environmental remediation
        liability                     (2,317)      (55,644)
      Income taxes payable                 -         9,900
                                   ---------     ---------
         Net cash (used) provided
           by operating activities $  70,454      (343,878)
                                   ---------     ---------
Cash flows from investing activities:
   Increase in employee loans      $       -     $   2,755
   Decrease in note receivable             -         5,312
   Acquisition of property and
     equipment                      (112,469)     (124,535)
                                   ---------     ---------
         Net cash (used) by
           investing activities    $(112,469)     (116,468)
                                   ---------     ---------

Net (decrease) in cash and
  cash equivalents                 $ (42,015)     (460,346)

Cash and cash equivalents:
   Beginning of period              1,867,281    2,323,499
                                   ----------   ----------
   End of period                    1,825,266    1,863,153
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

(3)    Environmental remediation

As a result of an environmental site investigation conducted by an outside engineering firm during 2000, the Company discovered that certain regulated chemicals exist in the soils and groundwater underneath its facilities. It appears that this contamination was the result of activities that took place prior to 1985, when current management assumed control of the Company. On March 2, 2001, the Company notified the Texas Commission on Environmental Quality ("TCEQ") of the results of this investigation and that it intended to apply for the Voluntary Cleanup Program. In July 2001, the TCEQ accepted the Company's application into the Voluntary Cleanup Program. The Company engaged URS Group, Inc. ("URS") as the environmental consultant to review the nature and extent of any contamination by regulated chemicals released from the Company's property. In September 2002, URS issued a draft Affected Property Assessment Report that partially defined the extent of migration of contaminants on Arrow's property and adjoining properties. The draft assessment report was submitted to the TCEQ under the Voluntary Cleanup Program, and the Company is discussing with the TCEQ the scope of additional investigation necessary to fully delineate the contamination. In addition, the Company has agreed to produce recommendations for the cleanup, should any cleanup be necessary based on the ongoing investigations. The Company plans to continue investigating the contamination, after which time the Company believes it should be able to more reasonably estimate the potential costs of the environmental remediation.

The Company has expended $2,317 during the quarter ended March 31, 2003, and has expended $120,217 since December 31, 2000, on this matter; these amounts have been charged against the $250,000 reserve established previously.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Material Changes in Financial Condition.

	The Company's working capital (total current assets less total current liabilities), which was $5,611,407 as of December 31, 2002, increased to $5,763,963 as of March 31, 2003. The increase in working capital was primarily the result of increased trade accounts receivable resulting from higher sales in the first quarter of 2003 versus the fourth quarter of 2002 and prepaid insurance. This increase in current assets was partially offset by increase accounts payable and the insurance premium finance note.

	The Company's cash flow from operating activities for the three months generated $70,454 as amounts used to fund accounts receivables and inventory were partially offset by increased accounts payable and accruals and a reduction in prepaid income taxes. A total of $112,469 was also utilized as investments to acquire property and equipment (primarily computer and operating systems as part of the Company's new computer system) The resulting decrease in cash for the quarter was $42,015.

	The Company believes that its present financing is adequate for its capital needs for the foreseeable future.

Material Changes in Results of Operations

	Net sales revenue for the three months ended March 31, 2003 decreased to $3,130,554 from $3,619,898 or 13.5%, from the same period of 2002. This decrease from record sales level set in the first quarter of 2002 is primarily the result of very severe weather covering a large part of the Company's marketing area in January and February 2003. Sales levels in March began to show signs of recovery from the poor weather.

	Cost of sales as a percentage of net sales decreased to 53.3% of net sales for the three months ended March 31, 2003 as compared to 54.3% of net sales for the same period of 2002. Cost of goods decreased slightly as a result of lower commissions and freight expense during the quarter.
As a result of the decline in sales, gross profit decreased by 11.7% to $1,460,152 from $1,654,924 for the three months ended March 31, 2003 versus the comparable period of fiscal 2002.

	General and administrative expenses decreased by $203,639, or 14.3%, from $1,416,112 for the quarter ended December 31, 2002 to $1,212,473 for the quarter ended December 31, 2003. The primary cause for the decrease in expenses is reduced travel expenses and group insurance costs.

	As a result of these factors, net income for the quarter was $169,814 versus $169,652 for the comparable period of fiscal 2002.

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


                                   ARROW-MAGNOLIA INTERNATIONAL, INC.



Date:  May 14, 2003    		     By:     /s/ Mark Kenner
					        -----------------------------
                                   Mark Kenner, Chairman and
                                   Chief Executive Officer


Date:  May 14, 2003	           By:  	/s/ Fred Kenner
					         -----------------------------
                                   Fred Kenner, President and
                                   Chief Financial Officer

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

Date: May 14,2003

							/s/ Mark Kenner
                                          Mark Kenner, Chief Executive Officer

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

Date: May 14, 2003
							/s/ Fred Kenner
			                        Fred Kenner, Chief Financial Officer