Form 10QSB
period 2003-06-30
ARROW MAGNOLIA INTERNATIONAL INC
filed 2003-08-15
CIK 61494

[CONFORMED COPY]

                            FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

              Quarterly Report under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

For Quarter Ended:		June 30, 2003
Commission File Number:	0-4728

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
                             Yes           No

Number of common shares outstanding as of June 30, 2003:

          Common Stock, $0.10 par value, 3,376,975  shares

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                              June 30, 2003

                           TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION.


Item 1.  	Financial Statements				Page

            Arrow-Magnolia International, Inc.			       3
            Condensed Balance Sheets as of June 30, 2003
            (unaudited) and December 31, 2002.

            Arrow-Magnolia International, Inc.			       4
            Condensed Statements of Income for the Six and Three
            Month Periods Ended June 30, 2003 and 2002
            (unaudited).

            Arrow-Magnolia International, Inc.				 5
            Condensed Statements of Cash Flows for the Six
            Month Periods Ended June 30, 2003 and 2002
            (unaudited).

            Notes to Condensed Financial Statements (unaudited).   6

Item 2.	Management's Discussion and Analysis or                    8
          	Plan of Operation.

Item 3.     Controls and Procedures                                9


                PART II.  OTHER INFORMATION.

Item 5.   Submission of Matters to a Vote of Security Holders      9

Item 6.   Exhibits and Reports on Form 8-K.                        9

Signatures                                                        10

Certifications Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002                                                       10

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                        CONDENSED BALANCE SHEETS
                  JUNE 30, 2003 AND DECEMBER 31, 2002

                                   June 30,      December 31,
                                     2003            2002
                                  -----------    -----------
                                  (unaudited)
Assets

Current Assets

   Cash and cash equivalents      $1,853,302     $1,867,281
   Short-term investments            200,000        200,000
   Trade accounts receivable,
     less allowance for doubtful
     accounts of $422,440 in 2003
     and $447,108 in 2002          2,869,317      2,871,484
   Inventories                       864,117        796,014
   Prepaid income taxes              437,641        322,932
   Deferred income taxes             243,600        246,900
   Other assets                      294,785        168,587
                                  ----------     ----------

        Total current assets       6,762,762      6,473,198

Property and equipment - cost      5,285,443      5,052,873
Accumulated depreciation          (2,251,919)    (2,047,349)

Intangible assets, net               113,035        113,035
Other assets, at cost                    850            850
                                  ----------     ----------
        Total assets              $9,910,171    $ 9,592,607
                                  ==========     ==========

        Liabilities and stockholders' equity

Current liabilities:
   Accounts payable               $  864,930     $  532,528
   Accrued liabilities               213,469        156,695
   Accrued sales taxes               190,726        172,568
                                  ----------     ----------
        Total current liabilities $1,269,125     $  861,791

Environmental remediation
  liability                          121,995        132,100
Deferred income taxes                167,300        161,300
Deferred compensation                104,500        104,500
                                  ----------     ----------
        Total liabilities         $1,662,920     $1,259,691
                                  ----------     ----------
Stockholders' equity:
   Preferred stock - par value
     $.10; authorized 500,000
     shares; none issued          $        -     $        -
   Common stock - par value
     $.10; authorized 10,000,000
     shares; issued 3,376,975 and
     3,262,066 shares in 2003 and
     2002, respectively              337,698        326,207
   Additional paid-in capital      5,684,456      5,618,589
   Retained earnings               2,286,565      2,449,588
   Less cost of 13,500 shares
     of common stock in treasury     (61,468)       (61,468)
                                  ----------     ----------
       Total stockholders' equity $8,247,251     $8,332,916
                                  ----------     ----------
       Total liabilities and
         stockholders' equity     $9,910,171     $9,592,607
                                  ==========     ==========

See accompanying notes to condensed financial statements.

                 ARROW-MAGNOLIA INTERNATIONAL, INC.
                  CONDENSED STATEMENTS OF INCOME
        FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002

                      Six months ended       Three months ended
                           June 30,                 June 30,
                   ----------------------  -----------------------
                      2003        2002        2003        2002
                   (unaudited) (unaudited) (unaudited) (unaudited)
                   ----------  ----------  ----------  ----------
Net Sales          $6,446,247  $7,341,098  $3,315,693  $3,721,200
Cost of sales       3,642,651   4,136,836   1,972,249   2,171,872
                   ----------  ----------  ----------  ----------
  Gross Profit     $2,803,596  $3,204,262  $1,343,444  $1,549,328

General and
  administrative
  expenses          3,052,650   2,759,393   1,840,177   1,343,281
                   ----------  ----------  ----------  ----------
Income before other
income (expense)    $(249,054)   $444,869   $(496,733)  $ 206,047
                   ----------  ----------  ----------  ----------
Other income (expense)
 Interest expense    $ (8,902)   $      -    $ (8,902)   $      -
 Interest income        6,230      14,713       3,395       6,883
 Other income             503      21,000           3      15,000
                   ----------  ----------  ----------  ----------
 Total other
 income (expense)    $ (2,169)   $ 35,713    $ (5,504)    $21,883
                   ----------  ----------  ----------  ----------
Income (loss) before
  income taxes      $(251,223)   $480,582   $(502,237)   $227,930
                   ----------  ----------   ---------  ----------
Provision for income
  taxes:
   Current           $(97,500)     95,100   $(212,600)   $ 54,800
   Deferred (benefit)   9,300      70,500      43,200     (27,800)
                   ----------  ----------  ----------  ----------
                     $(88,200)   $165,600   $(169,400)   $ 82,600
                   ----------  ----------  ----------  ----------
Net income (loss)   $(163,023)   $314,982   $(332,837)   $145,330
                   ==========  ==========  ==========  ==========
Earnings (loss)per
common share:
   Basic               $(0.05)      $0.10      $(0.10)      $0.04
                   ==========  ==========  ==========  ==========
   Diluted              n/a         $0.09       n/a         $0.04
                   ==========  ==========  ==========  ==========
Weighted average common
   shares outstanding:
   Basic            3,260,628   3,248,566   3,272,558   3,248,566
                   ==========  ==========  ==========  ==========
   Diluted             n/a      3,601,696      n/a      3,600,344
                   ==========  ==========  ==========  ==========

See accompanying notes to condensed financial statements.

                      ARROW-MAGNOLIA INTERNATIONAL, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

                                        2003             2002
                                     -----------      -----------
                                     (unaudited)      (unaudited)
Cash flows from operating activities:

   Net income                          $(163,023)        $314,982

   Adjustments to reconcile net
      earnings to net cash
      provided by operating activities:
    Depreciation and amortization       239,057           180,000
    Deferred income taxes                 9,300            70,500
    Provision for doubtful accounts     (24,668)          (58,357)
    Gain on sale of assets                 (500)                -
    Tax benefit of exercised options     77,358                 -

   Changes in operating assets and
      liabilities:
      Receivables                        26,835          (725,924)
      Inventories                       (68,103)          (79,184)
      Prepaid income taxes             (114,709)          197,214
      Other assets                     (126,198)         (115,822)
      Accounts payable                  332,402           263,524
      Accrued liabilities                74,931           (16,099)
      Environmental remediation
        liability                       (10,104)                -
      Income taxes payable                    -           (16,717)
                                     ----------       -----------
         Net cash provided (used) by
           operating activities       $ 252,578            14,117
                                     ----------       -----------
Cash flows from investing activities:

   Decrease in notes receivable               -            13,398
   Proceeds from sale of assets             500                 -
   Acquisition of property and
     equipment                         (267,057)         (282,553)
                                     ----------       -----------
         Net cash provided (used) by
            investing activities      $(266,557)         (269,155)
                                     ----------       -----------

Net increase (decrease) in cash and
  cash equivalents                    $ (13,979)         (255,038)

Cash and cash equivalents:

   Beginning of period                1,867,281         2,323,499
                                     ----------        ----------
   End of period                      1,853,302         2,068,461
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

Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 financial statement presentation. The reclassifications had no effect on net income.

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

Since the Company incurred a loss from operations for the periods ended June 30, 2003, no computation of diluted EPS has been performed.

(3)	Environmental remediation

The Company has engaged URS Group, Inc. ("URS") as the environmental consultant to review the nature and extent of any contamination by regulated chemicals released from the Company's property. In September 2002, URS issued a draft Affected Property Assessment Report that partially defined the extent of migration of contaminants on Arrow's property and adjoining properties. The draft assessment report was submitted to and later approved by the Texas Commission on Environmental Quality ("TCEQ") under the Voluntary Cleanup Program ("VCP"). The stipulations of the draft required the Company to conduct more extensive environmental studies and to report the findings to the TCEQ. In addition, the Company has agreed to produce recommendations for the cleanup, should any cleanup be necessary based on the ongoing investigations. The Company plans to continue investigating the contamination, after which time, the Company believes it should be able to more reasonably estimate the potential costs of the environmental remediation.

The Company has expended $7,787 during the six months ended
June 30, 2003, and has expended $128,005 since December 31, 2000, on this matter; these amounts have been charged against the $250,000 reserve established previously.

(4)	Stockholders' equity

During June 2003, 153,731 outstanding stock options were exercised. The exercise price of these options was $.50 per share and the market price of the stock on the date of exercise was $1.98 per share. On the date of exercise, the Company effectively accepted the surrender of 38,822 of these outstanding options at market value as the purcahse price, which resulted in the issuance of 114,909 shares
of common stock.   In accordance with FASB 109, Accounting for Income
Taxes, the Company has recorded an increase to additional paid in capital by the tax benefit of these options, which was estimated to be $77,357.

(5) 	Pro forma information related to stock options

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.



                             6 Months Ended      3 Months Ended
                                June 30             June 30
                             --------------      --------------
                              2003    2002        2003    2002
                             ------  ------      ------  ------

Net earnings (loss),
  as reported            $(163,023) $ 314,982  $(332,837) $ 145,330

Deduct: Total stock-based
 employee compensation
 expense determined under
 fair value based method
 for all awards, net of
 tax effect                (10,098)   (12,667)    (5,049)    (6,333)
                       -----------  ---------  ---------  ---------

Pro forma net
 income (loss)         $  (173,121) $ 302,315  $(337,886) $ 138,997
                       ===========  =========  =========  =========
Earnings (loss) per
 common share:

 Basic-as reported     $     (0.05) $    0.10  $   (0.10) $    0.04
                       ===========  =========  =========  =========
 Basic-pro forma       $     (0.05) $    0.09  $   (0.10) $    0.04
                       ===========  =========  =========  =========

 Diluted-as reported          n/a   $    0.09       n/a   $    0.04
                       ===========  =========  =========  =========
 Diluted-pro forma            n/a   $    0.08       n/a   $    0.04
                       ===========  =========  =========  =========

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Material Changes in Financial Condition.

     The Company's working capital (total current assets less total current liabilities) remains quite strong at $5,493,637 as of June 30, 2003, declining $171,770 from $5,611,407 as of December 31, 2002. The decrease in working capital was primarily the result of a seasonal increase in accounts payable and accruals as the Company's purchases of materials increased to support higher revenue levels during the summer months.

     For the six months ended June 30, 2003, the Company reported a significant increase in cash provided from operating activities over the prior year as it increased to $252,578 from $14,117 for the same period in 2002. The Company's increase in cash flow from operating activities was due to continued earnings (excluding the provision for doubtful accounts discussed below) and management's focus on managing the Company's working capital position. During the first six months of 2003, the Company invested a total of $267,057 to acquire property and equipment (primarily spray systems at customer sites and computer and operating systems as part of the Company's new computer system) to assist in new and ongoing business initiatives. For the first six months of 2003, the net result of these investments was a slight decrease in cash of $13,979, as compared to a decrease of $255,038 during the first six months of 2002.

     The Company received an income tax refund of $105,147 in June of 2003 that related to a loss carry-back to 1998 through 2001 and anticipates receiving an income tax refund for fiscal year 2002 of $139,000 in the third quarter of 2003.

     The Company believes that its current financial position will be adequate to fund its operations and capital needs for the foreseeable future.

Material Changes in Results of Operations

     Net sales revenue for the six months ended June 30, 2003 decreased to $6,446,247 from $7,341,098, or 12.2%, from the same period of 2002. Principal causes for the revenue decline were severe weather conditions across the Upper Midwest and Northeastern states and a general decline in construction activity in selected markets. Net sales revenue for the second quarter of 2003 declined to $3,315,693 from $3,721,200, or 10.9%, from the second quarter of 2002. Net sales revenue for the second quarter of 2003 increased $185,135, or 5.9%, from the first quarter, from $3,130,554 for the first quarter of 2003 to $3,315,693 for the second quarter of 2003.

     Cost of sales as a percentage of net sales remained stable at 56.5% of net sales for the six months ended June 30, 2003 as compared to 56.4% of net sales for the same period of 2002. Cost of goods for the second quarter increased to 59.5% of net sales in the second quarter of 2003 as compared to 58.4% for the second quarter of 2002. This increase resulted from a timing delay attributed to increased outbound freight costs caused by the failure of a new carrier to invoice the Company for services during the first quarter of 2003.

     Due to the factors described above, the Company's gross profit was $2,803,596 for the six months ended June 30, 2003 versus $3,204,262 for the comparable period of fiscal 2002. Gross profit for the second quarter of 2003 decreased 13.3% to $1,343,442 from $1,549,328 for the second quarter of 2002. During this period, the Company negotiated improved freight costs which were offset by increases in raw material costs. The Company intends to continue monitoring all material costs closely to try to minimize the impact of volatile chemical prices.

     As previously discussed at the annual meeting of shareholders and in the Form 8-K dated May 29, 2003, the Company determined to increase its efforts to collect aged accounts receivable during the second quarter of fiscal 2003. This increased attention to collections improved cash provided from operations as discussed above, but also resulted in a detailed examination of the collectibility of certain accounts. As a result of this effort, management has concluded that it is prudent to provide an additional provision for doubtful accounts of $542,500 in the event that these accounts prove to be uncollectible.

     Excluding the provision for doubtful accounts, general and administrative expenses decreased by $249,243, or 9%, from $2,759,393 for the six months ended June 30, 2002 to $2,510,150 for the six months ended June 30, 2003. The primary causes for the decrease in expenses are reduced travel expenses and more favorable group medical claims experience. Excluding the provision for doubtful accounts, general and administrative expenses decreased $45,604, or 3.4% to $1,297,677 for the second quarter of 2003 from $1,343,281 for the second quarter of 2002.

     Other income and expense for the first six months of 2003 was an expense of $2,169 versus income of $35,713 for the first six months of 2002. The decrease of $37,882 was principally caused by the termination of royalty income from a marketing agreement. Other income and expense was an expense of $5,504 for the second quarter of 2003 and income of $21,883 for the second quarter of 2002. The decrease of $27,387 can be attributed to the termination of royalty income from a marketing agreement.

     Excluding the provision for doubtful accounts, the Company's pretax income for the first six months of 2003 was $299,540 versus a pretax income of $480,582 for the six months of 2002. The principal cause for the income decline was the reduced sales volume, offset by lower SG&A expenses. Including the doubtful account provision, the Company realized a net loss of $163,023 for the first six months of 2003, versus a net profit of $314,982 for the comparable period of fiscal 2002. Net loss for the second quarter of 2003 was $332,837 versus a net profit of $145,330 for the second quarter of 2002.

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

                    Part II.  OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

	The Company's annual meeting of shareholders was held on May 21, 2003, at which time the shareholders were asked to vote upon election of Directors and approval of the Company's Nonqualified Stock Option Plan (the "Plan") as amended to increase the number of shares subject thereto to 1,007,600 to permit the issuance of options to a vice president.

	All nominees identified in the Company's proxy materials were elected. The votes in such election were tabulated as follows:

	Nominees		For		Votes Withheld
      -----------             ---------         --------------
	Mark Kenner           2,901,439         35,473
	Fred Kenner           2,900,630         36,273
	Fred Bennett          2,879,639         57,273
	Robert D. DeRosier    2,901,439         35,473
	Jeff Levitt           2,879,397         57,515

	The votes to approve the Plan as amended were tabulated as follows:

        For       Against           Abstain     Broker's Non Vote
      ---------   -------           -------     -----------------
      1,842,048	  285,200           49,770      759,894

Item 6.   Exhibits and Reports.

     (a) None.

                                 SIGNATURE

	Pursuant to the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ARROW-MAGNOLIA INTERNATIONAL, INC.



Date:  August 14, 2003            By: /s/ Mark Kenner
                                     ----------------------------
                                     Mark Kenner, Chairman
                                     and Chief Executive Officer


Date:  August 14, 2003	         By:  /s/ Fred Kenner
                                     ---------------------------
                                     Fred Kenner, President and
                                     Chief Financial Officer

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

Date: August 14,2003

							/s/ Mark Kenner
                                          -----------------------------------
                                          Mark Kenner, Chief Executive Officer

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

Date: August 14, 2003
							/s/ Fred Kenner
                                          ------------------------------------
			                        Fred Kenner, Chief Financial Officer