Form 10QSB
period 2003-09-30
ARROW MAGNOLIA INTERNATIONAL INC
filed 2003-11-14
CIK 61494

[CONFORMED COPY]

                            FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

              Quarterly Report under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

For Quarter Ended:       September 30, 2003
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
                             Yes           No

Number of common shares outstanding as of September 30, 2003:

          Common Stock, $0.10 par value, 3,376,975 shares

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                              September 30, 2003

                           TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION.


Item 1.  	Financial Statements                          Page

     Arrow-Magnolia International, Inc.
     Condensed Balance Sheets as of September 30, 2003
     (unaudited) and December 31, 2002.			         3

     Arrow-Magnolia International, Inc.
     Condensed Statements of Income for the Nine and Three
     Month Periods Ended September 30, 2003 and 2002
     (unaudited).			                         4

     Arrow-Magnolia International, Inc.
     Condensed Statements of Cash Flows for the Nine
     Month Periods Ended September 30, 2003 and 2002
     (unaudited).				                 5

     Notes to Condensed Financial Statements (unaudited).        6

Item 2.	Management's Discussion and Analysis or
        Plan of Operation.                                       7

Item 3. Controls and Procedures                                  8



                PART II.  OTHER INFORMATION.


Item 6.   Exhibits and Reports on Form 8-K.                      8

Signatures                                                       8

Certifications Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002                                                8

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                        CONDENSED BALANCE SHEETS
                 SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                      September 30,   December 31,
                                          2003            2002
                                       -----------    -----------
                                       (unaudited)
Assets
Current assets:

   Cash and cash equivalents            $2,250,078     $1,867,281
   Short-term investments                  200,000        200,000
   Trade accounts receivable, less
     allowance for doubtful
     accounts of $442,720 in 2003 and
     $447,108 in 2002                    2,510,778      2,871,484
   Inventories                             922,136        796,014
   Prepaid income taxes                    300,343        322,932
   Deferred income taxes                   247,900        246,900
   Other assets                            245,741        168,587
                                       -----------    -----------
        Total current assets            $6,676,976     $6,473,198

Property and equipment - cost            5,327,402      5,052,873
Accumulated depreciation                (2,283,571)    (2,047,349)
Intangible assets, net                     113,035        113,035
Other assets, at cost                          850            850
                                       -----------    -----------
        Total assets                    $9,834,692     $9,592,607
                                       ===========    ===========
        Liabilities and stockholders' equity

Current liabilities:

   Accounts payable                       $825,241       $532,528
   Accrued liabilities                     158,937        156,695
   Accrued sales tax                       185,112        172,568
                                       -----------    -----------
        Total current liabilities       $1,169,290       $861,791

Environmental remediation liability        111,179        132,100
Deferred income taxes                      174,500        161,300
Deferred compensation                      104,500        104,500
                                       -----------    -----------
        Total liabilities               $1,559,469     $1,259,691
                                       -----------    -----------
Stockholders' equity:
   Preferred stock - par value $.10;
     authorized 500,000 shares; none
     issued                             $        -     $        -
   Common stock - par value $.10;
     authorized 10,000,000 shares;
     issued 3,376,975 and 3,262,066
     shares in 2003 and 2002,
     respectively                          337,696        326,207
   Additional paid-in capital            5,684,457      5,618,589
   Retained earnings                     2,314,538      2,449,588
   Less cost of 13,500 shares of common
     stock in treasury                     (61,468)       (61,468)
                                       -----------     ----------
       Total stockholders' equity       $8,275,223     $8,332,916
                                       -----------     ----------
       Total liabilities and
         stockholders' equity           $9,834,692     $9,592,607
                                       ===========     ==========

See accompanying notes to condensed financial statements.

                 ARROW-MAGNOLIA INTERNATIONAL, INC.
                  CONDENSED STATEMENTS OF INCOME
   FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                      Nine months ended       Three months ended
                        September 30,            September 30,
                   ----------------------  -----------------------
                      2003        2002        2003        2002
                   (unaudited) (unaudited) (unaudited) (unaudited)
                   ----------  ----------  ----------  ----------
Net sales          $9,684,060 $10,927,465  $3,237,813  $3,586,367
Cost of sales       5,711,200   6,163,410   2,068,549   2,026,574
                   ----------  ----------  ----------  ----------
  Gross profit     $3,972,860  $4,764,055  $1,169,264  $1,559,793

General and
  administrative
  expenses          3,433,108   3,835,818   1,048,578   1,204,544
Bad debt expense      763,120     220,484      95,000      92,365
                   ----------  ----------  ----------  ----------
Income (loss)
before other
income (expense)    $(223,368)   $707,753     $25,686    $262,884
                   ----------  ----------  ----------  ----------
Other income (expense)
 Interest expense    $ (8,902)   $      -    $      -    $      -
 Interest income        9,720      21,790       3,490       7,077
 Other income             500      24,000           (3)     3,000
                   ----------  ----------  ----------  ----------
 Total other
 income (expense)    $  1,318     $45,790      $3,487    $ 10,077
                   ----------  ----------  ----------  ----------
Income (loss) before
  income taxes      $(222,050)   $753,543     $29,173    $272,961
                   ----------  ----------   ---------  ----------
Provision for income
  taxes:
   Current           $(99,200)   $177,500     $(1,700)   $ 82,400
   Deferred (benefit)  12,200    $112,500       2,900      42,000
                   ----------  ----------  ----------  ----------
                     $(87,000)   $290,000      $1,200    $124,400
                   ----------  ----------  ----------  ----------
Net income (loss)   $(135,050)   $463,543     $27,973    $148,561
                   ==========  ==========  ==========  ==========
Earnings (loss) per
common share:
   Basic               $(0.04)      $0.14       $0.01       $0.05
                   ==========  ==========  ==========  ==========
   Diluted              n/a         $0.13       $0.01       $0.04
                   ==========  ==========  ==========  ==========
Weighted average common
   shares outstanding:
   Basic            3,295,287   3,248,566    3,363,475   3,248,566
                   ==========  ==========   ==========  ==========
   Diluted              n/a     3,600,193    3,618,420   3,597,111
                   ==========  ==========   ==========  ==========

See accompanying notes to condensed financial statements.

                      ARROW-MAGNOLIA INTERNATIONAL, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
     FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

                                       2003             2002
                                     -----------      -----------
                                     (unaudited)      (unaudited)
Cash flows from operating activities:

   Net income                          $(135,050)        $463,543

   Adjustments to reconcile net
      income (loss) to net cash
      provided (used) by operating
      activities:
    Depreciation and amortization        368,723          285,195
    Deferred income taxes                 12,200          112,500
    Provision for doubtful accounts       (4,388)         (59,275)
    Gain on sale of assets                  (500)               -
    Tax benefit of exercised options       77,357               -

   Changes in operating assets and
      liabilities:
      Receivables                        365,094         (610,184)
      Inventories                       (126,122)           4,108
      Prepaid income taxes                22,589          219,350
      Other assets                       (77,154)         (70,362)
      Accounts payable                   292,713          103,918
      Accrued expenses                    14,786         (119,084)
      Environmental remediation liability(20,921)               -
      Income taxes payable                     -           19,158
                                      ----------      -----------
         Net cash (used) provided by
           operating activities        $ 789,327        $ 348,867
                                      ----------      -----------
Cash flows from investing activities:

   Change in notes and other assets            -           21,625
   Proceeds from sale of assets              500                -
   Acquisition of property and
     equipment                          (407,030)        (427,043)
                                      ----------      -----------
         Net cash (used) by
            investing activities       $(406,530)        (405,418)
                                      ----------      -----------
Net increase (decrease) in cash and
  cash equivalents                     $ 382,797          (56,551)

Cash and cash equivalents:

   Beginning of period                 1,867,281        2,323,499
                                      ----------       ----------
   End of period                      $2,250,078       $2,266,948
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

Since the Company incurred a loss from operations for the nine months ended September 30, 2003, no computation of diluted EPS has been performed for that period.

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

The Company has expended $20,921 during the nine months ended
September 30, 2003, and has expended $138,821 since December 31,
2000, on this matter; these amounts have been charged against the $250,000 reserve established previously.

(4)   Pro forma information related to stock options

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

		           Nine Months Ended   Three Months Ended
		             September 30,        September 30,
                           -----------------   ------------------
		           2003       2002      2003       2002
                       ----------  ---------  --------  ---------
Net earnings (loss),
  as reported          $(135,050)   $463,543  $ 27,973   $148,561

Deduct: Total stock-based
  employee compensation
  expense determined under
  fair value based method
  for all awards, net
  of tax effect          (19,551)   (18,996)    (6,517)    (6,332)
                       ----------  ---------  ---------  ---------
Pro forma net
  income (loss)         $(154,601)  $444,547   $ 21,456   $142,229
                       ==========  =========  =========  =========

Earnings (loss) per
  common share:
 Basic-as reported      $   (0.04)  $  0.14    $   0.01   $   0.05
                       ==========  =========  =========  =========
 Basic-pro forma        $   (0.05)  $  0.14    $   0.01   $   0.04
                       ==========  =========  =========  =========
 Diluted-as reported        n/a     $  0.13    $   0.01   $   0.04
                       ==========  =========  =========  =========
 Diluted-pro forma          n/a     $  0.12    $   0.01   $   0.04
                       ==========  =========  =========  =========

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Material Changes in Financial Condition.

The Company's working capital (total current assets less total current liabilities), which was $5,611,407 as of December 31, 2002, decreased to $5,507,686 as of September 30, 2003. The decrease in working capital was primarily the result of the write-off of accounts receivable during the second quarter, partially offset by increased inventory levels.

The Company's cash flow from operating activities for the nine months generated $382,797 as amounts used to fund inventory were partially offset by increased accounts payable and accruals and a $356,777 reduction in accounts receivable. A total of $370,853 was also utilized as investments to acquire property and equipment (primarily spray systems at customer sites and computer and operating systems as part of the Company's new computer system). The resulting increase in cash for the nine months of 2003 was $382,797, as compared to a decrease of $56,551 during the first nine months of 2002.

The Company believes that its present financing is adequate for its capital needs for the foreseeable future.

Material Changes in Results of Operations

Net sales revenue for the nine months ended September 30, 2003 decreased to $9,684,060 from $10,927,465, or 11.4%, from the same period of 2002. Net sales revenue for the third quarter of 2003 declined to $3,237,813 from $3,586,367, or 9.7%, from the third quarter of 2002. These declines in net sales revenue can attributed to a decline in commercial construction activity and very severe weather that effected a large part of the Company's marketing area during the first quarter of 2003 and a decline in commercial construction activity in the third quarter.

Cost of sales as a percentage of net sales increased to 59.0% of net sales for the nine months ended September 30, 2003 as compared to 56.4% of net sales for the same period of 2002. Cost of goods increased to 63.9% of net sales in the third quarter of 2003 as compared to 56.5% for the third quarter of 2002. These increases can be attributed to increased costs of oil related ingredients and an increase in sales costs as a result of increases to the sales force in a soft market in an attempt to increase future sales.

As a result of the decline in sales, higher oil related ingredient costs and higher sales costs, gross profit decreased by 16.6% to $3,972,860 from $4,764,055 for the nine months ended September 30, 2003 versus the comparable period of fiscal 2002. Gross profit for the third quarter of 2003 decreased by 25.0% to $1,169,264 from $1,559,793 for the third quarter of 2002.

General and administrative expenses increased by $139,926, or 3.5%, from $4,056,302 for the nine months ended September 30, 2002 to $4,196,228 for the nine months ended September 30, 2003. The primary cause for the increase in expenses is the $542,500 charge to the bad debt reserve in the second quarter, partially offset by reduced travel expenses and group insurance costs. General and administrative expenses decreased $153,331, or 11.8%, to $1,143,578 for the third quarter of 2003 from $1,296,909 for
the third quarter of 2002.   The primary causes were reduced
group insurance costs and salary costs partially offset by higher depreciation and property and casualty insurance costs.

Other income and expense for the first nine months of 2003 was income of $1,318 versus an income of $45,790 for the first nine months of 2002. The decrease of $44,472 was caused by the termination of royalty income from a marketing agreement, lower interest rates and interest expense in 2003 from a settlement of a Texas franchise tax audit. Other income and expense was income of $3,487 for the third quarter of 2003 and income of $10,077 for the third quarter of 2002. The decrease of $6,590 can be attributed to the termination of royalty income from a marketing agreement and lower interest rates.

As a result of these factors, the Company realized a net loss of $135,050 for the first nine months of 2003, versus net earnings of $463,543 for the comparable period of fiscal 2002. Net earnings for the third quarter of 2003 were $27,973 versus $148,561 for the third quarter of 2002.

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


                                ARROW-MAGNOLIA INTERNATIONAL, INC.



Date:  November 12, 2003        By: /s/Mark Kenner
                                   -------------------------------
                                   Mark Kenner, Chairman and Chief
                                   Executive Officer


Date:  November 12, 2003        By: /s/Fred Kenner
                                   -------------------------------
                                   Fred Kenner, President and
                                   Chief Financial Officer

                       CERTIFICATIONS PURSUANT TO
                             SECTION 302 OF
                     THE SARBANES-OXLEY ACT OF 2002

I, Mark Kenner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Arrow-
Magnolia International, Inc.;

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

Date: November 12, 2003

                                   /s/Mark Kenner
                                   ---------------------------
                                   Mark Kenner, Chief Executive
                                   Officer

I, Fred Kenner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Arrow-
Magnolia International, Inc.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.rective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2003

                                   /s/Fred Kenner
                                   --------------------------
                                   Fred Kenner, Chief Financial
                                   Officer