Form 10KSB
period 2003-12-31
ARROW MAGNOLIA INTERNATIONAL INC
filed 2004-03-30
CIK 61494

CONFORMED COPY

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-KSB

                      ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003
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

	Issuer's revenues for the fiscal year ended December 31, 2003 were:
$12,147,316.

	The aggregate market value of the registrant's voting stock held by non-affiliates as of December 31, 2003 was: $2,764,479 (* see note on index page).

	The number of shares outstanding of each class of registrant's common stock as of December 31, 2003 was: Common Stock, par value $0.10 per share, 3,401,449 shares.
___________________
Documents Incorporated by Reference

	Portions of the registrant's definitive proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held on June 3, 2004 are incorporated by reference in Part III of this Form 10-KSB.

	Transitional Small Business Disclosure Format:  	Yes      No    X
                                                                ---       ---

	                 ARROW-MAGNOLIA INTERNATIONAL, INC.
	                   ANNUAL REPORT ON FORM 10-KSB
	                           INDEX

Securities and Exchange Commission
Item Number and Description              					Page

	                           PART I

Item 1.   Description of Business..................................  1
Item 2.   Description of Property..................................  2
Item 3.   Legal Proceedings........................................  2
Item 4.   Submission of Matters to a Vote of Security-Holders......  2

	                           PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.  3
Item 6.   Management's Discussion and Analysis or Plan of Operation  4
Item 7.   Financial Statements.....................................  5
Item 8.   Changes in and Disagreements With Accountants on Accounting
	    and Financial Disclosure.................................  5
Item 8A.  Controls and Procedures..................................  6

	                           PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
	    Compliance with Section 16(a) of the Exchange Act........  6
Item 10.  Executive Compensation...................................  6
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management ..............................................  6
Item 12.  Certain Relationships and Related Transactions...........  6
Item 13.  Exhibits and Reports on Form 8-K.........................  7
Item 14.  Principal Accountant Fees and Services...................  8


Index To Financial Statements and Schedules.........................  F-1

Signatures..........................................................
Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


       *	The figure indicated on the cover page as to the aggregate market value of shares of issuer's voting stock held by nonaffiliates, as such figure relates to shares held by affiliates, represents the issuer's best good faith estimate for purposes of this annual report on Form 10-KSB and for no other purpose. The aggregate market value indicated is based upon the last sales price of the issuer's common stock as reported by the NASDAQ SmallCap Market as of the last trading day of the year, December 31, 2003. See "Market for Common Equity and Related Stockholder Matters."

                      ARROW-MAGNOLIA INTERNATIONAL, INC.
	                    Form 10-KSB Annual Report
	                    For the Fiscal Year Ended
	                      December 31, 2003

	                             PART I

ITEM 1. DESCRIPTION OF BUSINESS.

	Arrow-Magnolia International, Inc., a Texas corporation (the "Company" or "Arrow-Magnolia"), was incorporated in the State of Texas in 1937.

	The Company's business consists primarily of the manufacture and distribution of approximately 400 specialty chemical products for use in cleaning and maintaining equipment and general maintenance and sanitation.
The Company's manufacturing operations blend, to the Company's specifications and according to the Company's procedures, a variety of chemicals to create the Company's products. The Company packages products that it blends or manufactures and, in addition, purchases products that have been blended or manufactured and then packaged under the Company's private labels by third parties. The Company's products are marketed throughout the United States, Canada and other countries to a variety of consumers. No single customer accounted for as much as 10% of its total net sales during 2003, 2002 or 2001.

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

	The Company currently manufactures certain of its products in order to give the Company greater control over its inventory in terms of quality and availability of goods. Cost savings are also effected through elimination of outside vendor overhead and profit and through reductions in the cost of carrying finished goods inventory versus raw materials. Currently the Company manufactures approximately 60% of its products (measured by 2003 sales expressed in dollars). The raw materials necessary for manufacture of the Company's products and the finished products resold by the Company are readily available from numerous sources and the Company is not dependent on any particular supplier for these items.

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

	During 2000, the Company learned that the soil and groundwater underlying its facility in Dallas, Texas had been impacted historically, prior to 1985 when present management assumed control of the Company, with
chemicals regulated under the environmental laws.    The extent of the
contamination is not yet known. The Company entered the Voluntary Cleanup Program offered by Texas Commission on Environmental Quality("TCEQ") during 2001. The terms of the program required the Company to conduct more extensive environmental studies into the contamination and to report the findings to the TCEQ in June 2002. The Company submitted a draft assessment report in 2002 and is currently in the process of completing its assessment report and proposed response action plan, which it anticipates submitting in April 2004. Once the report and plan are submitted and reviewed by the TCEQ, the Company believes it should be able to more accurately estimate the potential costs of environmental compliance. The Company accrued an expense reserve of $250,000 during fiscal 2000 in anticipation of potential costs related to the environmental contamination. Such amount will be reviewed as more information becomes available to the Company and may be adjusted as conditions warrant. The Company incurred costs of $53,168 and $117,900, respectively, with respect to investigation of the potential environmental contamination for the years ended December 31, 2003 and 2002, which amounts were charged against the previously established reserve.

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

Employees

	As of December 31, 2003, the Company employed fifty-six (56) full-time employees, including its warehouse personnel and administrative, accounting, clerical and sales personnel. In addition, the Company retained the services as independent contractors of one hundred (100) sales representatives. None of the Company's employees are covered by union contracts, and the Company considers its relationship with its employees to be excellent.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

	No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2003, to a vote of the Company's security holders, through solicitation of proxies or otherwise.

                                 PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

	The Company's common stock is included for quotation on the NASDAQ SmallCap Market tier of the NASDAQ Stock Market under the trading symbol "ARWM". The following table sets forth the high and low sales prices in the common stock during the last eight quarters reported in that market:



Fiscal 2003                     High             Low
-----------                     ----             ----
  Fourth Quarter                $1.67            $1.02
  Third Quarter                  2.09             1.39
  Second Quarter                 2.17             1.76
  First Quarter                  2.08             1.71

Fiscal 2002
-----------                     ----             ----
  Fourth Quarter                $2.20            $1.50
  Third Quarter                  2.17             1.90
  Second Quarter                 2.17             1.95
  First Quarter                  2.25             1.90



     The approximate number of record holders of the Company's Common Stock as of December 31, 2003, was 350. The Company has paid no cash dividends with respect to its Common Stock since 1988, when it paid a dividend of $0.05 per share. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

     The following table reflects information concerning security holder approval of the Company's equity compensation plan currently in place:

	     Number of securities     Weighted average     Number of securities
           issuable upon exercise   exercise price of    remaining available
           of outstanding options,  outstanding options, for future issuance
           warrants and rights      warrants and rights  under equity
	                                                   compensation plans
                                                         (excluding securities
                                                         reflected on column
                                                         (a))
                     (a)                    (b)
Equity
compensation
plans approved
by security
holders	        673,117                $1.02            100,000

Equity
compensation
plans not
approved by
security holders	    0                      0                    0

Total			  673,117                $1.02            100,000

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

	The following table sets forth for the periods indicated the relative percentages that certain items included in the consolidated statements of income bear to net sales and the percentage changes of such items as compared to the indicated prior period:



                                                           Increase (Decrease)
                                                           From Prior Period
                                                           Years Ended
                             Percentage of Net Sales       ------------------
                             Years Ended December 31       2003      2002
                             ------------------------       vs.       vs.
                             2003     2002     2001        2002      2001
                             ----     ----     ----        ----      ----

Net sales                    100.0%   100.0%   100.0%    (10.1)%     (0.5)%
Cost of sales                 59.7%    58.4%    56.0%     (8.0)%      3.7 %
Gross profit                  40.3%    41.6%    44.0%    (13.0)%     (5.8)%
General and administrative
  expenses                    44.7%    40.1%    40.6%      0.2%      (1.6)%
Income before other income
  (expense)                    0.03%    1.5%     3.4%   (370.1)%    (56.8)%
Income before income taxes     4.4%     1.8%     4.0%   (314.8)%    (54.7)%
Net income                    (3.4)%    1.0%     2.4%   (396.9)%    (57.6)%


Comparison of Annual Results.

	Net sales for fiscal year 2003 decreased 10.1% to $12,147,316 from $13,505,993 versus fiscal year 2002 after decreasing 0.5% from fiscal
2001 to fiscal 2002. The decrease in sales from 2002 to 2003 is the result of general sluggishness in the economy and reductions in purchases from a major customer as the result of an ownership change. Cost of sales as a percentage of net sales increased to 59.7% in fiscal 2003 from 58.4% in fiscal 2002 and 56.0% in fiscal 2001 as the result of oil related raw material cost increases. As a result of lower revenue and higher costs, gross profit decreased by 13.0% to $4,895,018 from $5,619,297 for fiscal 2003 versus fiscal 2002, after decreasing by 5.8% from fiscal 2001 to fiscal 2002.

	General and administrative expenses increased by $10,398 and rose to 44.7% of net sales in fiscal 2003, or 0.2% from year to year. As previously disclosed, during the second quarter of fiscal 2003 the Company took a $542,500 write-off to bad debts for accounts receivable that were considered of doubtful collectibility. This increase was partially offset by decreases in salaries and wages, travel, property taxes and group insurance from 2002 to 2003. Such expenses also increased to 40.1% of net sales in fiscal 2002 from 40.6%% in fiscal 2001, or 1.6% from year to year.
The decrease from 2001 to 2002 is attributable to litigation settled in the second quarter of 2001 with the Company contributing $125,000 to the resolution.

	Other income generated $4,134 in income in fiscal 2003, $49,080 in income in fiscal 2002 and $87,673 in income during fiscal 2001, primarily as the result of interest earned on excess cash in excess of interest paid. The amounts earned during 2003 and 2002 were adversely affected by falling interest rates.

	As a result of these factors, for the fiscal year ended December 31, 2003, net income fell to a loss of $411,509 versus a profit of $138,571 for fiscal 2002 and a profit of $326,747 for fiscal 2001.

Liquidity and Capital Resources.

	The Company's working capital (total current assets less total current liabilities), which was $5,611,407 as of December 31, 2002, decreased to $5,061,010 as of December 31, 2003. The Company's current assets decreased as the Company's accounts receivable declined due to lower revenues and the write-down during the second quarter of 2003. The Company's cash increased by $704,007 due to a greater emphasis on collection activities and income tax refunds from 2002 tax filings. Current liabilities increased due to the accrual of an amount to settle a sales tax audit dispute.

	As shown in the Company's statements of cash flows for 2003, the Company generated $1,248,898 in cash flow from operations. The Company utilized $544,891 in investing activities as it purchased property and equipment, primarily related to sprayers placed into service with customers to be used with the Company's products, and acquired and implemented a new computer and operating system installed during the fourth quarter of 2002. The Company invested an additional $100,000 in short-term investments.

	During 2000, the Company learned that the soil and groundwater underlying its facility in Dallas, Texas had been impacted historically, prior to 1985 when present management assumed control of the Company, with chemicals regulated under the environmental laws. The Company entered the Voluntary Cleanup Program offered by the Texas Commission on Environmental Quality ("TCEQ") during 2001. The terms of the program required the Company to conduct more extensive environmental studies into the contamination and to report the findings to the TCEQ in June 2002. The Company submitted a draft assessment report in 2002 and is currently in the process of completing its assessment report and proposed response action plan, which it anticipates submitting in April 2004. Once the report and plan are submitted and reviewed by the TCEQ, the Company believes it should be able to more accurately estimate the potential costs of environmental compliance. The Company accrued an expense reserve of $250,000 during fiscal 2000 in anticipation of potential costs related to the environmental contamination. Such amount will be reviewed from time to time as more information becomes available to the Company and may be adjusted as conditions warrant. The Company incurred costs of $53,168 and $117,900, respectively, with respect to investigation of the potential environmental contamination for the years ended December 31, 2003 and 2002, which amounts were charged against the previously established reserve.

	At December 31, 2003, the Company had $1,250,000 available under a revolving line of credit bearing interest at the lender's prime rate and collateralized by certain accounts receivable and inventories. At
December 31, 2003, there was no outstanding balance under this note. The credit agreement contains various debt covenants, the most restrictive of which requires the Company to maintain certain minimum financial criteria. The Company believes it was in compliance with all debt covenant requirements
as of December 31, 2003.   The Company believes that its present financing is
adequate for its capital needs for the foreseeable future.

Off-Balance Sheet Arrangements

	The Company has no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

ITEM 7.   FINANCIAL STATEMENTS.

	Included at pages F-1 through F-18 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

	None.

Item 8A.   Controls and Procedures

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

                                  PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

	Information relating to the Company's Directors and executive officers will be set forth under the heading "Election of Directors and Information as to Directors, Nominees and Executive Officers" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held June 3, 2004, which will be filed with the Securities and Exchange Commission on or about April 29, 2004, and such information is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

	Information relating to executive compensation will be set forth under the heading "Executive Compensation" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held June 3, 2004, which will be filed with the Securities and Exchange Commission on or about April 29, 2004, and such information is incorporated herein by reference.


ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.



	Information relating to the ownership of certain beneficial owners and management of the Company's Common Stock will be set forth under the heading "Securities Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held June 3, 2004, which will be filed with the Securities and Exchange Commission on or about April 29, 2004, and such information is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

	Information relating to the business relationships and related transactions with respect to the Company and certain Directors and nominees for election as Directors is set forth under the heading "Certain Transactions" in the Company's definitive proxy statement relating to the Company's Annual Meeting of Stockholders to be held June 3, 2004, which will be filed with the Securities and Exchange Commission on or about April 29, 2004, and such information is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

	No.                         		Exhibit
      ---                                 -------
      3.1         Restated Articles of Incorporation of Arrow-Magnolia
                  International, Inc.

      3.2         Bylaws of Arrow-Magnolia International, Inc.

      10.19 Arrow-Magnolia International, Inc. Amended and Restated Non-Qualified Stock Option Plan (2).

      10.20 Credit Loan Agreement dated August 5, 1994 between Arrow-Magnolia International, Inc. and Chase Bank of Texas.

      10.24 Executive Employment Agreement dated March 1, 1999 between Arrow-Magnolia International, Inc. and Mark Kenner (1).

      10.25 Executive Employment Agreement dated March 1, 1999 between Arrow-Magnolia International, Inc. and Fred Kenner (1).

      10.26 Eighth Amendment to Credit Agreement dated May 31, 2003 between Arrow-Magnolia International, Inc. and JPMorgan Chase Bank

	23.1        Consent of Independent Auditors.





(1)   Filed as Exhibits 10.24 and 10.25 to Arrow-Magnolia International,
      Inc. Form 10-KSB/A for the fiscal year ended December 31, 1999 filed on May 1, 2000 and incorporated herein by reference.

(2) Filed as Exhibit 10.19 to Arrow-Magnolia International, Inc. Form 10-KSB for the fiscal year ended December 31, 2000 filed on April 2, 2001 and incorporated herein by reference.


(b)  Reports on Form 8-K.

	Form 8-K filed February 27, 2004 reporting events as of February 23, 2004 under Item 5, Other Events.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES


	The following table sets forth the amounts of fees billed to the Company for the audit of the Company's annual financial statements and the review of its quarterly information for each of the two preceding years and the amounts of fees billed to the Company for other services provided by Philip Vogel &
Co. PC the Company's principal accountant in each of those fiscal years:

                            2003 Fiscal Year       2002 Fiscal Year
                            ----------------       ----------------
  Audit and Review Fees          $43,200                $42,600
  Audit Related Fees (1)             400                      0
  Tax Fees (2)                     4,300                  7,200
  All Other Fees                       0                      0
  --------------
     (1)	Such fees were paid for assistance with a due diligence review.

     (2)	Such fees were paid for preparation of the Company's federal income tax filings and franchise tax filings for the State of Texas relating to the immediately preceding years.

The engagement of Philip Vogel & Co. PC to audit the Company's annual financial statements for 2003 and to review of quarterly information for 2004 and provide tax services during 2004 was approved by the Audit Committee as work was commenced on the 2003 audit. The Audit Committee intends to review such engagement before commencement of the audit in future periods. All of the non-audit services shown as billed in the table were approved by the Audit Committee prior to the completion of the audit for the previous fiscal year.

	                    ARROW-MAGNOLIA  INTERNATIONAL, INC.

	                Index to Financial Statements and Schedule



											Page
                                                                  ----
Independent Auditors' Reports                                     F-2

Financial Statements:

	Balance Sheets as of December 31, 2003 and 2002	            F-3

	Statements of Income for the years ended December
      31, 2003, 2002 and 2001	                                    F-4

	Statements of Stockholders' Equity for the years
      ended December 31, 2003, 2002 and 2001                      F-5

	Statements of Cash Flows for the years ended
       December 31, 2003, 2002 and 2001                           F-6

      Notes to Financial Statements                               F-7

	                     INDEPENDENT AUDITORS' REPORT





The Stockholders and Board of Directors
Arrow-Magnolia International, Inc.


We have audited the accompanying balance sheets of Arrow-Magnolia
International, Inc. (a Texas corporation) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arrow-Magnolia International, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                           PHILIP VOGEL & CO. PC




                                            Certified Public Accountants

Dallas, Texas
February 18, 2004
                                          F-2

	                   ARROW-MAGNOLIA INTERNATIONAL, INC.
                                  BALANCE SHEETS
	                      DECEMBER 31, 2003 AND 2002

                                      2003                2002
        Assets                        ----                ----
Current assets:
  Cash and cash equivalents          $2,471,288         $1,867,281
  Short-term investments                300,000            200,000
  Trade accounts receivable,
    less allowance for doubtful
    accounts of $413,105 in 2003
    and $447,108 in 2002              1,766,411          2,871,484
  Inventories                           856,725            796,014
  Prepaid income taxes                  271,385            322,932
  Deferred income taxes                 180,300            246,900
  Other assets                          210,282            168,587
                                     ----------         ----------
    Total current assets             $6,056,391         $6,473,198

Property and equipment, net           3,035,601          3,005,524
Intangible assets, net                  113,035            113,035
Other assets, at cost                       850                850
                                     ----------         ----------
    Total assets                     $9,205,877         $9,592,607
                                     ==========         ==========
       Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                     $619,368           $532,528
  Accrued liabilities                   124,895            156,695
  Income taxes payable                  251,118            172,568
                                      ---------          ---------
    Total current liabilities          $995,381           $861,791

Environmental remediation liability      78,932            132,100
Deferred income taxes                    40,800            161,300
Deferred compensation                   104,500            104,500
                                      ---------          ---------
    Total liabilities                $1,219,613         $1,259,691
                                      ---------          ---------
Commitments and contingencies
  (see Note J)

Stockholders' equity:
  Preferred stock - par value $.10,
   authorized 500,000 shares; none issued    $0                 $0
  Common stock - par value $.10,
   Authorized 10,000,000 shares;
   3,414,991 shares issued in 2003
   and 3,262,066 shares issued
   in 2002                              341,499            326,207
  Additional paid-in capital          5,668,154          5,618,589
  Retained earnings                   2,038,079          2,449,588
  Less cost of 13,500 shares of
   Common stock in treasury             (61,468)           (61,468)
                                     ----------         ----------
   Total stockholders' equity        $7,986,264         $8,332,916
                                     ----------         ----------
   Total liabiliities and stockholders'
     equity                          $9,205,877         $9,592,607
                                     ==========         ==========

The accompanying notes are an integral part of these statements.

	                    ARROW-MAGNOLIA INTERNATIONAL, INC.
	                        STATEMENTS OF INCOME
	             FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                       2003            2002            2001
                                    -----------    -----------     ----------
Net sales                           $12,147,316    $13,505,983    $13,574,847
Cost of sales                         7,252,298      7,886,686      7,604,982
                                    -----------    -----------     ----------
  Gross profit                       $4,895,018     $5,619,297     $5,969,865

General and administrative expenses   4,555,848      4,861,861      5,037,655
Bad debt expense                        874,613        559,202        348,136
Settlement of lawsuit                         0              0        125,000
                                    -----------    -----------     ----------

Income before other income (expense)  $(535,443)       198,234       $459,074
                                    -----------    -----------     ----------
Other income (expense):
  Interest expense                      $(8,900)       $(2,651)        $(183)
  Interest income                        12,534         27,516         87,856
  Other income                              500         24,215              0
                                    -----------    -----------     ----------
  Total other income (expense)           $4,134        $49,080        $87,673
                                    -----------    -----------     ----------

Income before income taxes            $(531,309)      $247,314       $546,747

Provision for income taxes             (119,800)       108,743        220,000
                                    -----------    -----------     ----------
Net income                            $(411,509)      $138,571       $326,747
                                    ===========    ===========    ===========



Earnings per common share:

  Basic                                  $(0.12)         $0.04          $0.10
                                    ===========    ===========    ===========

  Diluted                                   N/A          $0.04          $0.09
                                    ===========    ===========    ===========


The accompanying notes are an integral part of these statements.

                         ARROW-MAGNOLIA INTERNATIONAL, INC.
                         STATEMENTS OF STOCKHOLDERS' EQUITY
	          FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	       Common stock
             -------------------  Additional           Cost of     Total
                 Shares            paid-in   Retained treasury stockholders'
             Outstanding  Amount   capital   earnings   stock      equity
             -----------  ------   -------   --------   -------  -----------

Balances at
December 31,
2000         3,248,566 $326,207   $5,607,214  $1,984,270 $(61,468)$7,856,223

Issuance of
stock warrants
for professional
services             0        0       11,375           0        0     11,375

Net income -
reatated             0        0            0     326,747        0    326,747
              -------- --------  -----------  ----------   ------   --------
Balances at
December 31,
2001         3,248,566 $326,207   $5,618,589  $2,311,017 $(61,468)$8,194,345
             --------- --------  -----------  ----------   ------   --------

Net income           0        0            0     138,571        0    138,571
             --------- --------  ----------- -----------  -------   --------
Balances at
December 31,
2002         3,248,566 $326,207   $5,618,589  $2,449,588 $(61,468)$8,332,916

Shares acquired
by exercise
of options     152,925   15,292       49,565                          64,857

Net income           0        0            0    (411,509)       0   (411,509)
             --------- --------  ----------- -----------  -------   --------
Balances at
December 31,
2002         3,401,491 $341,499   $5,668,154  $2,038,079 $(61,468)$7,986,264
             ========= ========  =========== ===========  =======  =========


The accompanying notes are an integral part of these statements.

                         ARROW-MAGNOLIA INTERNATIONAL, INC.
                             STATEMENTS OF CASH FLOWS
	          FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                   2003            2002            2001
                                ----------      ----------      ----------
Cash flows from operating activities:
  Net income                     (411,509)        $138,571        $326,747

  Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
    Depreciation and
      amortization                 514,814         392,080         399,855
    Deferred income taxes          (53,900)        211,764        (245,400)
    Provision for doubtful
      accounts                     (34,003)        559,484         348,136
    Tax benefit of
      exercised options             64,857               0          11,375

  Changes in operating assets
  and liabilities:
    Receivables                  1,139,076        (674,086)       (324,002)
    Inventories                    (60,711)         51,043        (175,185)
    Prepaid income taxes            51,547        (125,936)       (164,511)
    Other assets                   (41,695)        (13,364)        (80,876)
    Accounts payable                86,840          (4,535)       (178,694)
    Accrued liabilities             (6,418)       (295,800)        360,342
                                ----------      ----------       ---------
      Net cash provided by
      operating activities      $1,248,898        $239,221        $277,787
                                ----------      ----------       ---------

Cash flows from investing activities:
    Proceeds from sale of
      short-term investments    $(100,000)              0         $100,000
    Acquisition of property
      and equipment              (544,891)       (695,439)        (563,948)
                                ---------        ---------       ---------
      Net cash used by
      investing activities      $(644,891)      $(695,439)       $(463,948)
                                ---------        ---------       ---------
Net increase (decrease) in
cash and cash equivalents        $604,007       $(456,218)       $(186,161)

Cash and cash equivalents:
Beginning of year               1,867,281       2,323,499        2,509,660
                               ----------      ----------       ----------
End of year                    $2,471,288      $1,867,281       $2,323,499
                               ==========      ==========       ==========


The accompanying notes are an integral part of these statements.

Note A - Summary of significant accounting policies:

	Nature of the operations

The Company is engaged in the sale and distribution of chemical products, primarily industrial and institutional cleaning and maintenance supplies and related products, to industrial users, telephone supply distributors, governmental agencies and school systems. The Company's customers operate in many different industries and geographic regions. No single customer accounted for more than 10% of net sales in 2003, 2002 or 2001.

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

At December 31, 2003, the Company had cash balances of approximately $100,000 in banking institutions in excess of federally insured amounts. These balances are before considering outstanding items. The Company also had approximately $2,350,000 of its funds invested in uninsured money market accounts at December 31, 2003. These funds are managed by outside investment management firms and are invested in short-term instruments with maturities of 120 days or less.

	Cash equivalents and statements of cash flows

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash was paid for interest during 2003, 2002 and 2001 was $8,901, $2,651 and $183, respectively. Cash paid for income taxes during 2003, 2002 and 2001 was $45,000, $92,000 and $353,611, respectively.

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

Accounts receivable are stated at the amount billed to the customer plus any accrued and unpaid finance charges. Customer account balances with invoices dated over 120 days are considered delinquent. Finance charges continue to accrue on delinquent accounts until the account is written off. Accounts are written off on a customer-by-customer basis, but generally not for at least one year. Accounts receivable aged 90 days or more were $991,365 and $1,909,596, at December 31, 2003 and 2002, respectively.

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

Short-term investments and financial instruments

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, short-term investments to be held to maturity at December 31, 2003 and 2002, consisting of bank certificates of deposit due within one year, are carried at cost, which approximates market value.

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

Goodwill

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets effective for periods beginning January 1, 2002, and thereafter. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Specifically, the statement addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement changes the accounting for goodwill from an amortization approach to an impairment approach. Goodwill will no longer be amortized over its estimated useful life, but will be tested for impairment upon the occurrence of certain circumstances. An impairment loss will be recognized if the carrying amount of a reporting unit exceeds its fair value. In applying the provisions of SFAS No. 142, management performed a valuation of the underlying company for which goodwill was originally recorded. As of December 31, 2003, the Company reported goodwill from acquired businesses of $113,035; management does not believe this amount to be impaired. Prior amortization of goodwill for the year ended December 31, 2001 was $6,000.

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

	Earnings per share

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share to account for and report basic and diluted earnings per share (EPS). Basic EPS is calculated by dividing net income (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Since the Company incurred a loss from continuing operations for the year ended December 31, 2003, no computation of dilutive EPS has been performed since the result would be antidilutive. The treasury stock method, as prescribed by SFAS 128, is used to calculate the effects of stock options outstanding on diluted earnings per share.

Shares used in calculating basic and diluted earnings per share are as follows:

                                    2003            2002            2001
                                  ---------       ---------       ---------
Weighted average common shares
   outstanding                    3,333,617       3,248,566       3,248,566

Dilutive securities:
   Common stock options                 N/A         909,092         824,092
   Assumed repurchase of common
      shares                            N/A        (465,630)       (460,538)
                                  ---------       ---------       ---------
Weighted average common shares
   outstanding - diluted basis          N/A       3,692,028       3,612,120
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

Impairment of long-lived assets and long-lived assets to be disposed of

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective for periods beginning January 1, 2002, and thereafter. SFAS 144 replaces SFAS 121, and, among other matters, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 retains the basic provisions of SFAS 121, but broadens its scope and establishes a single model for long-lived assets to be disposed of by sale. Management does not believe adoption of the Statement had any effect on the financial statements of the Company. During the years ended December 31, 2003, 2002 and 2001, the Company's analysis indicated that there was not an impairment of its long-lived assets.

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


Note B - Inventories:

Inventories consisted of the following at December 31, 2003 and 2002:

                                              2003             2002
                                           ---------       ---------
Raw materials purchased for blending        $238,335        $288,860
Merchandise available for sale               618,390         507,154
                                           ---------       ---------
                                            $856,725        $796,014
                                           =========       =========

Note C - Property and equipment:

Property and equipment consisted of the following at December 31, 2003 and 2002:

                                                   2003              2002
                                               ----------         ----------
Land                                              $97,209            $97,209
Buildings and improvements   5 to 40 years      1,402,036          1,401,194
Machinery and equipment      3 to 10 years      2,902,620          2,835,876
Furniture and fixtures       5 to 10 years        344,409            495,577
Computers                    5 years              375,849            223,017
                                               ----------         ----------
                                               $5,122,123          5,052,873
Less accumulated depreciation                   2,086,522          2,047,349
                                               ----------         ----------
                                               $3,035,601          3,005,524
                                               ==========         ==========

Depreciation expense charged to operations was $514,814, $392,080 and $393,784 in 2003, 2002 and 2001, respectively.

Note D - Intangible assets:

Intangible assets consisted of the following at December 31, 2003 and 2002:

                                                   2003              2002
                                               ----------         ----------
Goodwill                                         $113,035           $113,035
                                               ==========         ==========

Note E - Credit agreement:

The Company has available at December 31, 2003, a revolving line of credit with a bank due on May 31, 2005. The credit agreement provides for a commitment from the lender at the lesser of $1,250,000 or the borrowing base as defined. At December 31, 2003 and 2002, there were no outstanding balances due under this agreement. The credit agreement contains various debt covenants, the most restrictive of which requires the Company to maintain certain minimum financial criteria. At December 31, 2003, the Company believes it is in compliance with all debt covenant requirements. The note requires monthly payments of interest at the lender's prime rate and is collateralized by certain accounts receivable and inventories.


Note F - Income taxes:

Income tax expense for the years ended December 31, 2003, 2002 and 2001, consisted of the following:


                                     2003            2002            2001
                                  ----------      ----------      ----------
U.S. federal - current              $(82,800)       (120,900)       $189,100
U.S. federal - deferred              (53,800)        215,043           4,600
State - current                       16,800          14,600          26,300
                                  ----------      ----------      ----------
                                   $(119,800)       $108,743        $220,000
                                  ==========      ==========      ==========

Income tax expense for the years ended December 31, 2003, 2002 and 2001, differs from the "expected" tax expense (computed by applying the 34% U.S. federal corporate rate to income before income taxes) as follows:

                                    2003             2002            2001
                                  ---------       ----------       ----------
Computed "expected" tax expense   $(180,600)         $84,087         $185,894
Amortization of goodwill                  0                0              939
State income taxes, net of federal
   benefit                           11,100            9,636           17,358
Nondeductible and other items        49,700           15,020           15,809
                                  ---------        ---------        ---------
                                  $(119,800)        $108,743         $220,000
                                  =========        =========        =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002, are presented below:


                                                     2003            2002
                                                  ----------      ----------
Deferred tax assets:
  Accounts receivable, principally due to
    allowance for doubtful accounts                 $104,500        $151,936
  Overhead allocation to inventories under IRC 263a   39,100          36,200
  Accrual of environmental remediation liability      26,800          44,900
  Expense resulting from issuance of stock
    options and warrants                              39,300          39,300
  Expenses resulting from sales tax audit                  0          58,764
  Net operating losses                               195,900               0
                                                  ----------      ----------
Total gross deferred tax assets                     $441,600        $331,100
Less valuation allowance                                   0               0
                                                  ----------      ----------
Net deferred tax assets                             $441,600        $331,100
                                                  ----------      ----------
Deferred tax liabilities:
  Property and equipment, principally due to
    differences in depreciation                    $(301,400)       (244,900)
  Other                                                 (700)           (600)
                                                  ----------       ---------
Total gross deferred tax liabilities               $(302,100)       (245,500)
                                                  ----------       ---------
Net deferred tax asset                              $139,500         $85,600
                                                  ==========       =========

Deferred tax assets and liabilities are computed by applying the effective U.S. federal income tax rate to the gross amounts of temporary differences and other tax attributes. Deferred tax assets and liabilities relating to state income taxes are not material. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the net deferred tax assets at December 31, 2003, to be realized as a result of future taxable income.

At December 31, 2003, the Company had net operating loss carryforwards of approximately $573,000, which are available to reduce future taxable income and the related income tax liability through the year 2023.

Note G - Stockholders' equity:

Stock equivalents at December 31, 2003, 2002 and 2001, and changes in stock equivalents for the three-year period ended December 31, 2003, are presented below:


                                   Stock options           Stock warrants
                                  -------------------    -------------------
                                             Weighted               Weighted
                                              Average                Average
                                  Number of  Exercise    Number of  Exercise
                                    Shares     Price       Shares     Price
                                  =========  ========    =========  ========

Options and warrants
  outstanding, December 31, 2000    833,092      0.84       11,000      4.75

                         Granted     55,000      2.02       10,000      2.20
                                  ---------               --------
Options and warrants
  outstanding, December 31, 2001    888,092      0.92       21,000      3.54

                        Forfeited   (10,000)     2.13            0
                                  ---------               --------
Options and warrants
  outstanding, December 31, 2002    878,092      0.90       21,000      3.54

                        Exercised  (204,975)     0.50            0
                                  ---------               --------
Options and warrants
  outstanding, December 31, 2003    673,117      1.02       21,000      3.54
                                  =========               ========


The weighted average exercise price of all exercisable options at December 31, 2003, 2002 and 2001, was $0.97, $0.83 and $0.77, respectively. The weighted average exercise price of all outstanding options at December 31, 2003, 2002 and 2001 was $1.02, $0.90 and $0.92, respectively.

Stock option plan

The Company has a non-qualified stock option plan (Plan) covering approximately 1,007,000 shares of common stock. Participants are selected by the Company's board of directors from the executive officers and other key employees of the Company. The Plan provides that the option price per share and vesting period for stock options issued under the Plan are determined by the Company's board of directors. The Plan provides that the contractual lives of the options are ten (10) years unless otherwise stipulated by the Company's board of directors

$.50 stock options

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

Options outstanding were increased by 50,000 in 1995, 54,208 in 1997, 58,497
in 1998, and 63,864 in 1999 due to 10% stock dividends.   At December 31,
2003, 204,975 of these options had been exercised and 497,567 remain outstanding.

At December 31, 2003, 2002 and 2001, all of these options were fully vested and exercisable. The remaining weighted- average contractual life of these options was 8 months at December 31, 2003.

$2.00 stock options

In January 1997, the Company granted 50,000 stock options to an employee of the Company. These stock options were issued at an option price of $2.00 per share. The stock options were fully exercisable at the date of grant. During 1997, the Company recognized the aggregate excess of the market price over the exercise price at date of grant, $104,500, as expense.
Options outstanding were increased by 5,000 in 1997, 5,500 in 1998, and 6,050 in 1999 due to 10% stock dividends. At December 31, 2003, none of these options have been exercised and 66,550 remain outstanding. At December 31, 2003, 2002 and 2001, all of these options were fully vested and exercisable. The remaining average contractual life of these options was 3 years at December 31, 2003.

During January 2001, the Company granted 45,000 stock options to certain key employees of the Company. These stock options vest in annual increments of 20% with the first 20% vesting occurring on the date of issuance. At December 31, 2003 and 2002, none of these options have been exercised; 45,000 remain outstanding and 27,000 and 18,000, respectively, were exercisable. The remaining average contractual life of these options was 7 years at December 31, 2003.

$2.875 stock options

In January 2000, the Company granted 42,000 stock options to certain employees of the Company. These stock options were issued at an option price of $2.875 per share and vest in annual increments of 20% with the first 20% vesting occurring on the date of issuance. At December 31, 2003, none of these options had been exercised and 42,000 remain outstanding.
As of December 31, 2003, 2002 and 2001; 33,600, 25,200 and 25,200 of these options were exercisable. The remaining average contractual life of these options was 6 years.

$2.125 stock options

In March 2001, the Company granted 10,000 stock options to an employee of the Company. These stock options were issued at an option price of $2.125 per share and vest in annual increments of 20% with the first 20% vesting occurring on the date of issuance. At December 31, 2002, all of these options had been forfeited due to termination of the employee.

$4.375 stock options

In January 1999, the Company granted 20,000 stock options to certain employees of the Company. These stock options were issued at an option price of $4.375 per share and vest in annual increments of 20% with the first 20% vesting occurring on the date of issuance. Total stock options outstanding were increased by 2,000 in 1999, due to a 10% stock dividend.
At December 31, 2003, none of these options had been exercised and 22,000 remain outstanding. At December 31, 2003, 2002 and 2001; 22,000, 22,000 and 16,500, respectively, were exercisable. The remaining average contractual life of these options was 5 years at December 31, 2003.

Stock warrants

In February 1999, the Company issued stock warrants to a service provider. The stock warrants are exercisable to purchase up to 10,000 shares of the Company's common stock at $4.75 per share. The stock warrants were increased to 11,000 in 1999 due to a 10% stock dividend. These warrants were valued at $0.62 per share using the Black Scholes option-pricing model. Assumptions included an expected dividend yield of 0.0%, a risk-free interest rate of 4.81%, an expected life of 2 years and an expected volatility of 46.04%. At December 31, 2003, 2002 and 2001, none of these warrants had been exercised; 11,000 remain outstanding and all are exercisable. The remaining average contractual life of these warrants was 5 years at December 31, 2003.

In July 2001, the Company issued stock warrants to a service provider.
The stock warrants are exercisable to purchase up to 10,000 shares of the Company's common stock at $2.20 per share. These warrants were valued at $1.14 per share using the Black Scholes option-pricing model. Assumptions included an expected dividend yield of 0.0%, a risk-free interest rate of 3.53%, an expected life of 5 years and an expected volatility of 56.24%. At December 31, 2003, none of these warrants have been exercised; 10,000 remain outstanding and all are exercisable. The remaining average contractual life of these warrants was 7 years at December 31, 2003.

Note H - Proforma information related to stock options:

The per share weighted-average fair value of stock options granted during 2003, 2002 and 2001 was $0.00, $0.00 and $1.27, respectively, on the date of grant, using the Black Scholes option-pricing model. The following weighted-average assumptions were used in the pricing model:

                                    2003          2002           2001
                                 ----------     ----------    ----------
Expected dividend yield             N/A            N/A           0.00%
Risk-free interest rate             N/A            N/A           5.34%
Expected life                       N/A            N/A          7 years
Expected volatility                 N/A            N/A          56.24%


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


                                      2003           2002             2001
                                  -----------     -----------     -----------
Net income:
   As reported                      $(411,509)       $138,571        $326,747
                                   ==========      ==========      ==========
   Proforma                         $(431,705)       $113,243        $292,230
                                   ==========      ==========      ==========
Basic earnings per common share:
   As reported                         $(0.12)          $0.04           $0.10
                                   ==========      ==========      ==========
   Proforma                            $(0.13)          $0.03           $0.09
                                   ==========      ==========      ==========
Diluted earnings per common share:
   As reported                            N/A           $0.04           $0.09
                                   ==========      ==========      ==========
   Proforma                               N/A           $0.03           $0.08
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

Note I - Quarterly financial data (unaudited):

Quarterly net income (loss) and earnings (loss) per share for 2003 are as follows:

                                                       Earnings per share
                                                    -------------------------
                                Net income            Basic          Diluted
                               -----------           ---------      ----------
First quarter                     $169,814            $0.05             $0.05
Second quarter                    (332,837)          $(0.10)              N/A
Third quarter                       27,973            $0.01             $0.01
Fourth quarter                    (276,459)          $(0.08)              N/A
                               -----------
                                 $(411,509)
                               ===========

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

On March 2, 2001, the Company notified the Texas Natural Resource
Conservation Commission (TNRCC) of the results of this investigation and that it intended to apply for the Voluntary Cleanup Program. In July 2001, the TNRCC accepted the Company's application into the Voluntary Cleanup Program. The terms of the program required the Company to conduct more extensive environmental studies into the contamination and to report the findings to the TCEQ in June 2002. The Company submitted a draft assessment report in 2002 and is currently in the process of completing its assessment report and proposed response action plan, which it anticipates submitting in April 2004. Once the report and plan are submitted and reviewed by the TCEQ, the Company believes it should be able to more accurately estimate the potential costs of environmental compliance.

During the year ended December 31, 2000, $250,000 was accrued and charged to operations for the costs for continuing investigation and potential remediation. Of this amount, $78,392 remains as of December 31, 2003, which constitutes management's estimate of potential future costs. It is at least reasonably possible that this estimate of future costs will change and the change could be material.

The Company incurred costs of $53,168 and $117,900, respectively, with respect to investigation of the potential environmental contamination for the years ended December 31, 2003 and 2002, which amounts were charged against the previously established reserve.

Examinations by tax authorities

During 2002, the Company underwent an examination by the State of Texas for unpaid sales tax for the years 1998 through 2001. The initial assessment approximated $300,000; however based on its analysis of the issues and initial negotiations, management believed the maximum exposure to the company to be approximately $172,000. During 2003 an agreement was reached providing for the payment of this assessment of approximately $251,000, including penalties and interest. Payment was made in full in January 2004.

Commitments

The Company is obligated under operating leases for equipment through August 2008. Minimum annual rentals under such arrangements are as follows:

                   Year ending
                   December 31,                        Amount
                   ------------                      --------
                      2004                            $27,455
                      2005                             17,484
                      2006                             10,876
                      2007                              6,156
                      2008                              2,566
                                                      -------
                      Total                           $64,537
                                                      =======


Note K - Changes in the allowance for doubtful accounts:

Changes in the allowance for doubtful accounts are:



                                2003        2002         2001
                             --------     --------     --------
   Beginning balance         $447,108     $482,484     $497,245
   Provision for
    realization losses        874,613      559,202      348,136
   Net write-offs            (908,616)    (594,578)    (362,897)
                             --------     --------     --------
   Ending balance            $413,105     $447,108     $482,484
                             ========     ========     ========

                                 SIGNATURES


	In accordance with Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

						ARROW-MAGNOLIA INTERNATIONAL, INC.


						By:   /s/ Mark I. Kenner
                                       ----------------------------------
		                            Mark I. Kenner, Chairman and
						    Chief Executive Officer


Dated:  March 30, 2004

	In accordance with The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                			Title                    Date

/s/ Mark I. Kenner
-------------------        Director, Chairman and	         }
Mark I. Kenner      	   Chief Executive Officer		   }	  March 30,
			         (Principal Executive Officer)	   }    2004
								               }
/s/ Fred Kenner                                                }
-------------------         Director, President and            }
Fred Kenner         	    Chief Operating Officer		   }
				    (Principal Financial and      	   }
				    Accounting Officer)          	   }
								               }
/s/ Fred Bennett								   }
-------------------         Director                           }
Fred Bennett                                                   }
                                                               }
                                                               }
/s/ Jeff Levitt                                                }
-------------------         Director                           }
Jeff Levitt                                                    }



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

Date: March 30, 2004

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

Date: March 30, 2004

                                     /s/ Fred Kenner
                                     --------------------------------
                                     Fred Kenner, Chief Financial Officer

                                    INDEX TO EXHIBITS


Number     Exhibit                            				Page

3.1   Restated Articles of Incorporation of
      Arrow-Magnolia International, Inc.

3.2  	Bylaws of Arrow-Magnolia International, Inc.

10.19 Arrow-Magnolia International, Inc.  Amended and
      Restated Non-Qualified Stock Option Plan (2).

10.20 Credit Agreement dated August 5, 1994 between
      Arrow-Magnolia International, Inc. and Chase Bank of Texas.

10.24 Executive Employment Agreement dated March 1, 1999 between
      Arrow-Magnolia International, Inc. and Mark Kenner (1).

10.25 Executive Employment Agreement dated March 1, 1999 between
      Arrow-Magnolia International, Inc. and Fred Kenner (1).

10.26 Eighth Amendment to Credit Agreement dated May 31, 2003 between Arrow-Magnolia International, Inc. and JPMorgan
      Chase Bank

23.1  Consent of Independent Auditors.


(1) Filed as Exhibits 10.24 and 10.25 to Arrow-Magnolia International, Inc. Form 10-KSB/A for the fiscal year ended December 31, 1999 filed on May 1, 2000 and incorporated herein by reference.

(2) Filed as Exhibit 10.19 to Arrow-Magnolia International, Inc. Form 10-KSB for the fiscal year ended December 31, 2000 filed on April 2, 2001 and incorporated herein by reference.