Form 10KSB/A
period 2003-12-31
ARROW MAGNOLIA INTERNATIONAL INC
filed 2004-04-29
CIK 61494

CONFORMED COPY


                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            Form 10-KSB/A

                          FIRST AMENDMENT TO
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Issuer's revenues for the fiscal year ended December 31, 2003 were:
$12,147,316

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

     Transitional Small Business Disclosure Format:  Yes     No   X




                                AMENDMENTS

Because the Company will not complete its definitive proxy statement for its 2004 Annual Meeting of Shareholders on or before April 29, 2004, the Company submits the following amendments to it Annual Report on Form 10KSB:

                                 PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE   ACT.

     The Directors, nominees and executive officers of the Company are as follows:

Name              Age         Position With Registrant

Mark I. Kenner    72          Director, Chairman and Chief Executive Officer

Fred Kenner       51          Director, President and Chief Operating Officer

Fred T. Bennett   60          Director

Jeff Levitt       43          Director

     Each of the Directors was elected Directors of the Company on May 29, 2003. Each of the above named officers was elected to his respective office with the Company by the Board of Directors of the Company on May 29, 2003. Directors are elected annually and serve until their successors are duly elected and qualified. Officers serve at the discretion of the Board. Mr. Mark I. Kenner is the father of Mr. Fred Kenner.

     The principal occupation and employment during the past five years of the Directors and each of the executive officers of the Company are as follows:

     Mark I. Kenner has served as Chairman of the Board of Directors of the Company since July 2002 and Chief Executive Officer since February 1999. Prior to that time, he had served as Executive Vice President of the Company since December 1985. For more than five years prior to December 1985, Mr. Kenner was a Director, Vice President and stockholder of Arrow Chemical Corporation.

     Fred Kenner has served as Director and President of the Company since February 17, 1999. Prior to that time, he had served as Vice President, Secretary and Treasurer of the Company since December 1985. For more than five years prior to December 1985, Mr. Kenner was a Director, Secretary and Treasurer and stockholder of Arrow Chemical Corporation.

     Fred T. Bennett is an attorney with the law firm of Fred T. Bennett, P.C., Dallas, Texas. He received a Bachelor of Business Administration from the University of Texas at Arlington in 1965 and a Juris Doctor from the University of Houston in 1968.

     Jeff Levitt is President of Fitness Headquarters, Inc., a privately held corporation engaged in the business of providing physical fitness facilities. He received a Bachelor of Commerce and is a Chartered Accountant in South Africa.

     The Board of Directors has determined that the Company has at least one audit committee financial expert serving on its audit committee, Mr. Levitt, who is also independent, as that term is used in Item 7(d)(3)(iv) of
Schedule 14A.

Compliance With Section 16(a) of the Exchange Act.

     Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, none of the Directors, executive officers or beneficial owners of more than 10 percent of the Company's Common Stock during fiscal 2003 failed to file any report under Section 16(a) of the Exchange Act with respect to the Company's most recent fiscal year, except that Mr. DeRosier, a Director now deceased, filed two Forms 4 approximately one week late.

Code of Ethics

     The Company has drafted and is currently reviewing a Code of Ethics to comply with NASDAQ and federal requirements and anticipates adopting one before the Annual Meeting of Shareholders.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table summarizes the monetary and non-monetary compensation paid by the Company during the three fiscal years ended December 31, 2003 to the Company's chief executive officer and to the Company's other executive officers.

                      SUMMARY COMPENSATION TABLE
                                                           Long-Term
                                                           Compensation Awards
                                                           ------------------
Name and                            Annual                 Number of Shares
Principal                           Compensation           Subject to
Position                      Year  Salary      Bonus      Options Granted
--------------                ----  --------    -----      ------------------
Mark I. Kenner,               2003  $154,700       $0       0
Director,                     2002  $154,700       $0       0
Chairman and                  2001  $154,700  $38,675       0
Chief Executive Officer

Fred Kenner,                  2003  $148,200       $0       0
Director, President           2002  $148,200       $0       0
and Chief Operating Officer   2001  $148,200  $37,050       0

Option Exercises and Fiscal Year End Option Values

	The following table reflects option exercises during the fiscal year ended December 31, 2003, the number of shares underlying both exercisable and unexercisable options as of the fiscal year end and the value of unexercised "in the money" options as of the fiscal year end:

         Number
         of Shares            Number of Shares       Value of Unexercised
         Acquired             Underlying Unexercised In the Money Options
         On         Value   Options at Fiscal Year at Fiscal Year End (1)
Name     Exercise   Realized Exercisable Unexercisable Exercisable Unexercisable
------   --------   -------- ----------- ------------- ----------- -------------
Mark I.
Kenner          0         0       193,261           -     $177,800            -

Fred
Kenner          0         0       187,404           -     $172,412            -

(1)	For purpose of calculating this value, the Company has utilized the closing price for the Company's common stock as of December 31, 2003 as reported by the Nasdaq SmallCap Market.

Employment Agreements

	The Company has entered into employment agreements with the Chairman and President of the Company. The agreements provide terms of three years, with evergreen provisions extending the term an additional year at the end of each year of service unless either party gives notice of intent not to renew at least six months prior to the end of each year of service. These agreements also provide for a lump sum payment of the lesser of the compensation payable during the balance of the term or the amount that is $1.00 less than a "parachute" payment under the Internal Revenue Code if certain terms of the executives' employment are altered and the executive elects to terminate after a change of control of the Company. All such agreements contain provisions assigning all discoveries by the employee to the Company and restricting use or disclosure of confidential information.

Director Compensation

Directors receive $500 for each meeting of the Directors attended.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


	The following table sets forth information regarding the Company's Common Stock owned at March 31, 2003, by (i) each shareholder known to the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's Directors or nominees for Director, and (iii) all officers, Directors and nominees as a group.

Name and Address              Number of Shares        Percent
of Beneficial Owner           Beneficially Owned      of Class
-------------------           ------------------      --------
Estelle Shwiff
5111 Tanbark
Dallas, Texas 75229           731,135                 21.5%

Mark I. Kenner
2646 Rodney Lane
Dallas, Texas 75229           751,066 (1)             20.8%

Fred Kenner
2646 Rodney Lane
Dallas, Texas 75229           464,615 (2)             12.4%

Richard P. Kiphart and
Shoreline Micro-Cap Fund I
c/o William Blair & Co.
222 West Adams
Chicago, Illinois 60606       282,300                  8.3%

Scott James Group
6700 Arlington Blvd
Falls Church, Virginia 22042  240,134                  7.1%

Fred T. Bennett
5925 Forest Lane, Suite
110
Dallas, Texas 75230                 0                    0%

Jeff Levitt
11930 Preston Road #140
Dallas, Texas 75230                 0                    0%

All Officers, Directors
and Nominees as a Group
(Five Persons)              1,215,681 (3)             33.2%


(1)  Includes 193,261 shares which may be acquired upon exercise of an option.
(2)  Includes 187,404 shares which may be acquired upon exercise of an option.
(3)  Includes 380,665 shares which may be acquired upon exercise of options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

	None.

SIGNATURES

     In accordance with Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                    ARROW-MAGNOLIA INTERNATIONAL, INC.


                                    By:   /s/ Mark I. Kenner
                                        ---------------------------------
                                        Mark I. Kenner, Vice Chairman and
                                        Chief Executive Officer


Dated:  April 28, 2004

      In accordance with The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature           Title                                 Date

/s/ Mark I. Kenner  Director, Chairman and            }
Mark I. Kenner      Chief Executive Officer           }
                    (Principal Executive Officer)     }
                                                      }
/s/ Fred Kenner     Director, President and           }   April 28, 2004
Fred Kenner         Chief Operating Officer           }
                    (Principal Financial and          }
                    Accounting Officer)               }
                                                      }
                                                      }
                    Director                          }
Fred Bennett                                          }
                                                      }
                                                      }
/s/ Jeff Levitt     Director                          }
Jeff Levitt                                           }