Form 10QSB
period 2004-03-31
ARROW MAGNOLIA INTERNATIONAL INC
filed 2004-05-13
CIK 61494

[CONFORMED COPY]

                            FORM 10-QSB

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

             Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:       March 31, 2004
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
                       Yes        No

Number of common shares outstanding as of March 31, 2004:

               Common Stock, $0.10 par value, 3,414,991 shares

                  ARROW-MAGNOLIA INTERNATIONAL, INC.
                          March 31, 2004

                         TABLE OF CONTENTS

                  PART I. FINANCIAL INFORMATION.


Item 1.  	Financial Statements						Page

     Arrow-Magnolia International, Inc.                           3
     Condensed Balance Sheets as of March 31, 2004
     (unaudited) and December 31, 2003.

     Arrow-Magnolia International, Inc.                           4
     Condensed Statements of Income for the Three
     Months Ended March 31, 2004 and 2003
     (unaudited).

     Arrow-Magnolia International, Inc.                           5
     Condensed Statements of Cash Flows for the Three
     Months Ended March 31, 2004 and 2003
     (unaudited).

     Notes to Condensed Financial Statements (unaudited).         6

Item 2.	Management's Discussion and Analysis or      	      8
          	Plan of Operation.

Item 3.	Controls and Procedures						8


PART II.  OTHER INFORMATION.


Item 6.   Exhibits and Reports on Form 8-K.                       8

Signatures										9

Certifications Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002							9

              ARROW-MAGNOLIA INTERNATIONAL, INC.

                  CONDENSED BALANCE SHEETS
            MARCH 31, 2004 AND DECEMBER 31, 2003

         Assets                   March 30,     December 31,
                                    2004           2003
                                 -----------    -----------
                                 (unaudited)


Current assets:

   Cash and cash equivalents      $2,094,434     $2,471,288
   Short-term investments            300,000        300,000
   Trade accounts receivable,
     less allowance for doubtful
     accounts of $373,552 in 2004
     and $413,105 in 2003          2,247,224      1,766,411
   Inventories                       906,661        856,725
   Refundable income taxes           271,385        271,385
   Deferred income taxes             166,200        180,300
   Other assets                      344,089        210,282
                                  ----------     ----------

        Total current assets       6,329,993      6,056,391

Property and equipment - cost      5,173,334      5,122,123
Accumulated depreciation          (2,224,450)    (2,086,533)

Intangible assets, net               113,035        113,035
Other assets, at cost                    850            850
                                  ----------     ----------
        Total assets              $9,392,762     $9,205,877
                                  ==========     ==========

        Liabilities and stockholders' equity

Current liabilities:
   Accounts payable               $  712,213     $  619,368
   Accrued liabilities               210,195        124,895
   Accrued sales taxes                51,962        251,118
                                  ----------     ----------
        Total current liabilities $  974,370     $  995,381

Environmental remediation
  liability                           78,782         78,932
Deferred income taxes                 97,200         40,800
Deferred compensation                104,500        104,500
                                  ----------     ----------
        Total liabilities         $1,254,852     $1,219,613
                                  ----------     ----------
Stockholders' equity:
   Preferred stock - par value
     $.10; authorized 500,000
     shares; none issued          $        -     $        -
   Common stock - par value
     $.10; authorized 10,000,000
     shares; issued 3,414,991 and
     3,414,991 shares in 2004 and
     2003, respectively              341,499        341,499
   Additional paid-in capital      5,668,154      5,668,154
   Retained earnings               2,189,725      2,038,079
   Less cost of 13,500 shares
     of common stock in treasury     (61,468)       (61,468)
                                  ----------     ----------
       Total stockholders' equity $8,137,910     $7,986,264
                                  ----------     ----------
       Total liabilities and
         stockholders' equity     $9,392,762     $9,205,877
                                  ==========     ==========

See accompanying notes to condensed financial statements.

               ARROW-MAGNOLIA INTERNATIONAL, INC.

                 CONDENSED STATEMENTS OF INCOME
        FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                     2004            2003
                                  ----------     ----------
                                  (unaudited)    (unaudited)

Net sales                         $2,939,390     $3,130,554
Cost of sales                      1,553,272      1,670,402
                                  ----------     ----------
        Gross profit              $1,386,118     $1,460,152

General and administrative
  expenses                         1,167,542      1,212,473
                                  ----------     ----------
Income (loss) before other
  income (expense)                $  218,576     $  247,679
                                  ----------     ----------
Other income (expense)
   Interest income                     3,570          2,835
   Other income                            -            500
                                  ----------     ----------
        Total other income
          (expense)               $    3,570     $    3,335
                                  ----------     ----------
Income before income taxes        $  222,146     $  251,014
                                  ----------     ----------
Provision for income taxes:
   Current                        $        -     $  115,100
   Deferred (benefit)                 70,500        (33,900)
                                  ----------     ----------
                                  $   70,500     $   81,200
                                  ----------     ----------
Net income                        $  151,646     $  169,814
                                  ==========     ==========
Earnings per common share:
   Basic                          $     0.04     $     0.05
                                  ==========     ==========
   Diluted                        $     0.04     $     0.05
                                  ==========     ==========
Weighted average common
   shares outstanding:
   Basic                           3,401,491      3,248,566
                                  ==========     ==========
   Diluted                         3,626,833      3,593,747
                                  ==========     ==========

See accompanying notes to condensed financial statements.

                 ARROW-MAGNOLIA INTERNATIONAL, INC.

                CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                     2004            2003
                                  ----------     ----------
                                  (unaudited)    (unaudited)


Cash flows from operating
  activities:
   Net income                     $  151,646       169,814

   Adjustments to reconcile
     net income (loss) to net
     cash provided (used) by
     operating activities:
    Depreciation and amortization    137,928       112,928
    Deferred income taxes             70,500       (33,900)
    Provision for doubtful accounts   (4,388)       33,613

   Changes in operating assets and
     liabilities:
      Receivables                   (476,425)     (525,814)
      Inventories                    (49,936)      (43,797)
      Prepaid income taxes                 -       115,099
      Other assets                  (133,807)     (153,631)
      Accounts payable                92,845       253,590
      Accrued expenses              (113,856)      144,869
      Environmental remediation
        liability                       (150)       (2,317)
                                   ---------     ---------
         Net cash provided (used)
           by operating activities $(325,643)       70,454
                                   ---------     ---------
Cash flows from investing activities:
   Acquisition of property and
     equipment                       (51,211)     (112,469)
                                   ---------     ---------
         Net cash provided (used)
           by investing activities $ (52,211)     (112,469)
                                   ---------     ---------

Net increase (decrease) in cash
  and cash equivalents             $(376,854)      (42,015)

Cash and cash equivalents:
   Beginning of period             2,471,288     1,867,281
                                  ----------    ----------
   End of period                  $2,094,434    $1,825,266
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

(3)    Environmental remediation

The Company has engaged ATC Associates Inc. as environmental consultants to review the nature and extent of contamination by regulated chemicals released from the Company's property. In September 2002, the Company submitted a draft Affected Property Assessment Report that partially defined the extent of migration of contaminants on Arrow's property and adjoining properties to the Texas Commission on Environmental Quality ("TCEQ") under the Voluntary Cleanup Program ("VCP"). The Company has continued to conduct more extensive environmental studies and to report the findings to the TCEQ. In addition, the Company has agreed to produce a Response Action Plan recommending any action that may be necessary based on the ongoing investigations. The Company plans to continue investigating the contamination, after which time the Company believes it should be able to more reasonably estimate the potential costs of the environmental remediation.

At December 31, 2000, the Company established a reserve for environmental remediation of $250,000; the Company has expended $171,218 since the reserve was created.

(4)    Proforma information related to stock options

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

                                            Three Months Ended
                                                 March 31,
                                            -------------------
                                              2004       2003
                                            --------   --------
Net earnings, as reported                   $151,646   $169,814

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of tax effect                    (2,297)     (5,049)
                                            --------   --------
Pro forma net income                        $149,349   $164,765
                                            ========   ========
Earnings per common share

 Basic-as reported                          $   0.04   $   0.05
                                            ========   ========
 Basic-pro forma                            $   0.04   $   0.05
                                            ========   ========
 Diluted-as reported                        $   0.04   $   0.05
                                            ========   ========
 Diluted-pro forma                          $   0.04   $   0.05
                                            ========   ========

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Material Changes in Financial Condition.

The Company's working capital (total current assets less total current liabilities), which was $5,061,010 as of December 31, 2003, increased to $5,355,623 as of March 31, 2004. The increase in working capital was primarily the result of increased trade accounts receivable resulting from higher sales in the first quarter of 2004 versus the fourth quarter of 2003 and prepaid insurance. This increase in current assets was partially offset by increases in accounts payable and an insurance premium finance note.

The Company's cash flow from operating activities for the three months used $325,643 as amounts used to fund accounts receivables and inventory were partially offset by increased accounts payable and accruals. A payment of $251,118 for the settlement of a sales tax audit reduced other liabilities. A total of $51,211 was utilized as investments to acquire property and equipment. The resulting decrease in cash for the quarter was $376,854

	The Company believes that its present financing is adequate for its capital needs for the foreseeable future.

Material Changes in Results of Operations

Net sales revenue for the three months ended March 31, 2004 decreased to $2,939,390 from $3,130,554, or 6.1%, from the same period of 2003. Weather and uncertainty in the economy both played a part in sales revenue not reaching the prior year level.

Cost of sales as a percentage of net sales decreased to 52.8% of net sales for the three months ended March 31, 2004 as compared to 53.4% of net sales for the same period of 2003. Cost of goods decreased slightly as a result of lower commissions and raw material cost as a result of a new policy of charging for much of the spray equipment previously provided a no charge.

As a result of the decline in sales, gross profit decreased by 5.1% to $1,386,118 from $1,460,152 for the three months ended March 31, 2004 versus the comparable period of fiscal 2003.

General and administrative expenses decreased by $44,931, or 3.7%, from $1,212,473 for the quarter ended March 31, 2003 to $1,167,542 for the quarter ended March 31, 2004. The primary cause for the decrease in expenses is lower group insurance costs and salary expense partially offset by higher depreciation and bad debt provisions.

	As a result of these factors, net income is $151,646, versus $169,814 for the comparable period of fiscal 2003.

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

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports.

(a)	None
(b)	Reports on Form 8-K.
	Form 8-K filed February 27, 2004 reporting events as of February 23, 2004 under Item 5, Other Events.
	Form 8-K filed April 8, 2004 reporting events as of April 8, 2004 under
Item 5, Other Events.

                            SIGNATURE

	Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ARROW-MAGNOLIA INTERNATIONAL, INC.



Date:  May 10, 2004    		     By:     /s/ Mark Kenner
					        -----------------------------
                                   Mark Kenner, Chairman and
                                   Chief Executive Officer


Date:  May 10, 2004	           By:  	/s/ Fred Kenner
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

Date: May 10, 2004

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

Date: May 10, 2004
							/s/ Fred Kenner
			                        Fred Kenner, Chief Financial Officer