Form 10QSB
period 2004-06-30
ARROW MAGNOLIA INTERNATIONAL INC
filed 2004-08-16
CIK 61494

[CONFORMED COPY]

                            FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

              Quarterly Report under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

For Quarter Ended:		June 30, 2004
Commission File Number:	0-4728

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
                             Yes           No

Number of common shares outstanding as of June 30, 2004:

          Common Stock, $0.10 par value, 3,414,975  shares

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                              June 30, 2004

                           TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION.


Item 1.  	Financial Statements				Page

            Arrow-Magnolia International, Inc.			       3
            Condensed Balance Sheets as of June 30, 2004
            (unaudited) and December 31, 2003.

            Arrow-Magnolia International, Inc.			       4
            Condensed Statements of Income for the Six and Three
            Month Periods Ended June 30, 2004 and 2003
            (unaudited).

            Arrow-Magnolia International, Inc.				 5
            Condensed Statements of Cash Flows for the Six
            Month Periods Ended June 30, 2004 and 2003
            (unaudited).

            Notes to Condensed Financial Statements (unaudited).   6

Item 2.	Management's Discussion and Analysis or                8
          	Plan of Operation.

Item 3.     Controls and Procedures                                9


                PART II.  OTHER INFORMATION.


Item 6.   Exhibits and Reports on Form 8-K.                        9

Signatures                                                        10

Certifications Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002                                                       10

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                        CONDENSED BALANCE SHEETS
                  JUNE 30, 2004 AND DECEMBER 31, 2003

                                   June 30,      December 31,
                                     2004            2003
                                  -----------    -----------
                                  (unaudited)
Assets

Current Assets

   Cash and cash equivalents      $2,458,934     $2,471,288
   Short-term investments            300,000        300,000
   Trade accounts receivable,
     less allowance for doubtful
     accounts of $248,715 in 2004
     and $413,105 in 2003          2,148,882      1,766,411
   Inventories                       925,237        856,725
   Prepaid income taxes              181,385        271,385
   Deferred income taxes             124,100        180,300
   Other assets                      314,261        210,282
                                  ----------     ----------

        Total current assets       6,452,799      6,056,391

Property and equipment - cost      5,255,707      5,122,123
Accumulated depreciation          (2,364,869)    (2,086,522)

Intangible assets, net               113,035        113,035
Other assets, at cost                    850            850
                                  ----------     ----------
        Total assets              $9,457,522    $ 9,205,877
                                  ==========     ==========

        Liabilities and stockholders' equity

Current liabilities:
   Accounts payable               $  854,961     $  619,368
   Accrued liabilities               171,988        116,708
   Accrued sales taxes                46,808        259,305
                                  ----------     ----------
        Total current liabilities $1,073,757     $  995,381

Environmental remediation
  liability                           91,000         78,932
Deferred income taxes                 56,400         40,800
Deferred compensation                104,500        104,500
                                  ----------     ----------
        Total liabilities         $1,325,657     $1,219,613
                                  ----------     ----------
Stockholders' equity:
   Preferred stock - par value
     $.10; authorized 500,000
     shares; none issued          $        -     $        -
   Common stock - par value
     $.10; authorized 10,000,000
     shares; issued 3,414,991 in
     2004 and 2003, respectively     341,499        341,499
   Additional paid-in capital      5,668,154      5,668,154
   Retained earnings               2,183,680      2,038,079
   Less cost of 13,500 shares
     of common stock in treasury     (61,468)       (61,468)
                                  ----------     ----------
       Total stockholders' equity $8,131,865     $7,986,264
                                  ----------     ----------
       Total liabilities and
         stockholders' equity     $9,457,522     $9,205,877
                                  ==========     ==========

See accompanying notes to condensed financial statements.

                 ARROW-MAGNOLIA INTERNATIONAL, INC.
                  CONDENSED STATEMENTS OF INCOME
        FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                      Six months ended       Three months ended
                           June 30,                 June 30,
                   ----------------------  -----------------------
                      2004        2003        2004        2003
                   (unaudited) (unaudited) (unaudited) (unaudited)
                   ----------  ----------  ----------  ----------
Net Sales          $6,145,211   6,446,247  $3,205,821  $3,315,692
Cost of sales       3,465,587   3,642,651   1,912,315   1,972,249
                   ----------  ----------  ----------  ----------
  Gross Profit     $2,679,624  $2,803,596  $1,293,506  $1,343,442

General and
  administrative
  expenses          2,468,950   3,052,650   1,301,408   1,840,176
                   ----------  ----------  ----------  ----------
Income before other
income (expense)    $  210,674   (249,054)   $ (7,902)  $(496,734)
                   ----------  ----------  ----------  ----------
Other income (expense)
 Interest income     $  6,727    $  6,230    $  3,157    $  3,394
 Interest expense           -      (8,902)          -      (8,902)
 Other income               -         503           -           3
                   ----------  ----------  ----------  ----------
 Total other
 income (expense)    $  6,727      (2,169)   $  3,157    $ (5,505)
                   ----------  ----------  ----------  ----------
Income (loss) before
  income taxes      $ 217,401   $(251,223)   $ (4,745)   $(502,239)
                   ----------  ----------   ---------  ----------
Provision for income
  taxes:
   Current           $      -    $(97,500)          -   $(212,600)
   Deferred (benefit)  71,800       9,300       1,300      43,200
                   ----------  ----------  ----------  ----------
                     $ 71,800    $(88,200)   $  1,300   $(169,400)
                   ----------  ----------  ----------  ----------
Net income (loss)   $ 145,601   $(163,023)   $ (6,045)  $(332,839)
                   ==========  ==========  ==========  ==========
Earnings (loss)per
common share:
   Basic               $ 0.04       (0.05)     $(0.00)     $(0.10)
                   ==========  ==========  ==========  ==========
   Diluted             $ 0.04       n/a        $(0.00)      n/a
                   ==========  ==========  ==========  ==========
Weighted average common
   shares outstanding:
   Basic            3,401,491   3,260,628   3,401,491   3,272,558
                   ==========  ==========  ==========  ==========
   Diluted          3,628,997      n/a      3,631,071      n/a
                   ==========  ==========  ==========  ==========

See accompanying notes to condensed financial statements.

                      ARROW-MAGNOLIA INTERNATIONAL, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

                                        2004             2003
                                     -----------      -----------
                                     (unaudited)      (unaudited)
Cash flows from operating activities:

   Net income                          $ 145,601         (163,023)

   Adjustments to reconcile net
      earnings to net cash
      provided by operating activities:
    Depreciation and amortization       278,347           239,057
    Deferred income taxes                71,800             9,300
    Provision for doubtful accounts    (164,390)          (24,668)
    Gain on sale of assets                    -              (500)
    Tax benefit of exercised options          -            77,358

   Changes in operating assets and
      liabilities:
      Receivables                      (218,081)           26,835
      Inventories                       (68,512)          (68,103)
      Prepaid income taxes               90,000          (114,709)
      Other assets                     (103,979)         (126,198)
      Accounts payable                  235,593           332,402
      Accrued liabilities              (157,217)           74,931
      Environmental remediation
        liability                        12,068           (10,104)
                                     ----------       -----------
         Net cash provided (used) by
           operating activities       $ 121,230         $ 252,578
                                     ----------       -----------
Cash flows from investing activities:

   Proceeds from sale of assets       $       -         $     500
   Acquisition of property and
     equipment                         (135,584)         (267,057)
                                     ----------       -----------
         Net cash provided (used) by
            investing activities      $(133,584)        $(266,557)
                                     ----------       -----------

Net increase (decrease) in cash and
  cash equivalents                    $ (12,354)         $(13,979)

Cash and cash equivalents:

   Beginning of period                2,471,288         1,867,281
                                     ----------        ----------
   End of period                     $2,458,934        $1,853,302                                     ==========        ==========

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

In September 2002, the Company submitted a draft Affected
Property Assessment Report ("APAR") that partially defined the extent of migration of contaminants on Arrow's property and adjoining properties to the Texas Commission on Environmental Quality ("TCEQ") under the Voluntary Cleanup Program ("VCP"). The Company submitted its final APAR in April 2004 and a Response Action Plan ("RAP") in May 2004 in which the Company requested continued monitoring of the site for three years to assess stability of the affected zone and monitored natural attenuation of the contamination with controls to prevent use of the affected groundwater. The TCEQ has indicated preminary acceptance of this proposal, but has requested additional information on some of the data submitted.

At December 31, 2000, the Company established a reserve for environmental remediation of $250,000; the Company has expended
$207,455 since the reserve was created. Based upon the terms of the RAP, ths Company increased the amount of its reserve for environmantal contamination by $48,455 to $91,000 during the quarter ended June 30, 2004.

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



                             6 Months Ended      3 Months Ended
                                June 30             June 30
                             --------------      --------------
                              2004    2003        2004    2003
                             ------  ------      ------  ------

Net earnings (loss),
  as reported            $ 145,601   (163,023) $  (6,045) $(332,839)

Deduct: Total stock-based
 employee compensation
 expense determined under
 fair value based method
 for all awards, net of
 tax effect                 (4,594)   (10,098)    (2,297)    (5,049)
                       -----------  ---------  ---------  ---------

Pro forma net
 income (loss)         $   141,007  $(173,121) $  (8,342) $(337,888)
                       ===========  =========  =========  =========
Earnings (loss) per
 common share:

 Basic-as reported     $      0.04  $   (0.05) $   (0.00) $   (0.10)
                       ===========  =========  =========  =========
 Basic-pro forma       $      0.04  $   (0.05) $   (0.00) $   (0.10)
                       ===========  =========  =========  =========

 Diluted-as reported   $      0.04  $     n/a  $   (0.00) $     n/a
                       ===========  =========  =========  =========
 Diluted-pro forma     $      0.04  $     n/a  $   (0.00) $     n/a
                       ===========  =========  =========  =========

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Material Changes in Financial Condition.

     The Company's working capital (total current assests less total current liabilities) remained strong at $5,379,402 as of June 30, 2004, increasing $318,392 from $5,061,010 as of December 31, 2003. The increase in working capital was primarily the result of seasonal increases in accounts receivable and inventories, partially offset by an increase on accounts payable and accruals related to inventory purchases.

     For the six months ended June 30, 2004, the Company reported a decrease in cash provided from operating activities from the prior year to $121,230 from $252,578 for the same period in 2003. The decrease in cash provided from operating activities was caused by a number of factors: a large increase in net income, an increase in the provision for doubtful accounts, a seasonal increase in accounts receivable, a decrease in prepaid taxes as a result of refunds, and a decrease in accrued expenses caused by the payment of sales taxes in January from settling an audit. During the first six months of 2004, the Company invested a total of $133,584 to acquire property and equipment (primarily spray systems at customer sites). For the first six months of 2004, the net result of these investments was a slight decrease in cash, $12,354, as compared to a decrease of $13,979 during the first six months of 2003.

     The Company received an income tax refund of $90,000 in June 2004 related to fiscal year 2003 and anticipates receiving an income tax refund during the third quarter of $172,593 from a loss carry-back to fiscal year 2002.

     The Company believes that its current financial position will be adequate to fund its operations and capital needs for the foreseeable future.

Material Changes in Results of Operations

     Net sales revenue for the six months ended June 30, 2004 decreased to $6,145,211 from $6,446,247, or 4.7%, from the same period of 2003.
The major reasons for the softness in net sales revenue were severe weather in our marketing areas during the first quarter for 2004 and a continued sluggishness in commercial construction for the first half of 2004. Net sales revenue for the second quarter of 2004 declined to $3,205,821 from $3,315,691, or 3.3%, from the second quarter of 2003.
Net sales revenue for the second quarter of 2004 increased $266,431, or 9.1%, from the first quarter of 2004, from $2,939,390 for the first quarter of 2004 to $3,205,821 for the second quarter of 2004.

     Cost of sales as a percentage of net sales remained stable at 56.4% of net sales for the six months ended June 30, 2004 as compared to 56.5% of net sales for the same period of 2003. Cost of sales for the second quarter of 2004 increased to 59.7% as compared to 59.5% for the second quarter of 2003. The increase in cost of sales relates to cost increases for oil-based raw materials.

    As a result of the factors described above, the Company's gross profit was $2,679,624 for the six months ended June 30, 2004 versus $2,803,596 for the six months ended June 30, 2003. Gross profit for the second quarter of 2004 was $1,912,305 versus $1,972,249 for the second quarter of 2003. These declines were caused by lower net sales and the cost of oil-based raw materials.

     General and administrative expenses were $2,468,950 for the first six months of 2004 versus $3,052,650 for the first six months of 2003, which included a $542,500 one-time charge against accounts receivable for uncollectable accounts. Excluding this one-time charge, general and administrative expense declined by $41,200 or 1.6%. General and adminstrative expenses for the second quarter of 2004 were $1,301,408 versus $1,840,176 for the second quarter of 2003. As in the first six months, the second quarter of 2003 included the one-time charge against accounts receivable. Without this item, general and administrative expense for the second quarter of 2004 were essentially even with the second quarter of 2003.

    The Company realized net income after taxes of $145,601 for the first six months of 2004 versus a net loss of $163,023 for the first six months of 2003. Without the charge against accounts receivable, the net income after taxes for the first six months of 2003 would have been a profit of approximately $189,500. Net income after taxes for the second quarter of 2004 was a loss of $6,045 versus a loss of $332,839 for the same period prior year. Again excluding the one-time charge against accounts receivable, the second quarter would have been a profit of approximately $19,700. The slight decline in net earnings for the second quarter and the six months period was caused by lower net sales and higher raw material costs partially offset by lower general and administrative expenses.

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


                                ARROW-MAGNOLIA INTERNATIONAL, INC.



Date:  August 16, 2004            By: /s/ Mark Kenner
                                     ----------------------------
                                     Mark Kenner, Chairman
                                     and Chief Executive Officer


Date:  August 14, 2004	         By:  /s/ Fred Kenner
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

Date: August 16, 2004

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

Date: August 16, 2004
							/s/ Fred Kenner
                                          ------------------------------------
			                        Fred Kenner, Chief Financial Officer