Form 10QSB
period 2004-09-30
ARROW MAGNOLIA INTERNATIONAL INC
filed 2004-11-10
CIK 61494

[CONFORMED COPY]

                            FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

              Quarterly Report under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

For Quarter Ended:       September 30, 2004
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
                             Yes           No

Number of common shares outstanding as of September 30, 2004:

          Common Stock, $0.10 par value, 3,401,491 shares

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                              September 30, 2004

                           TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION.


Item 1.  	Financial Statements                          Page

     Arrow-Magnolia International, Inc.
     Condensed Balance Sheets as of September 30, 2004
     (unaudited) and December 31, 2003.			           3

     Arrow-Magnolia International, Inc.
     Condensed Statements of Income for the Nine and Three
     Month Periods Ended September 30, 2004 and 2003
     (unaudited).			                                   4

     Arrow-Magnolia International, Inc.
     Condensed Statements of Cash Flows for the Nine
     Month Periods Ended September 30, 2004 and 2003
     (unaudited).				                             5

     Notes to Condensed Financial Statements (unaudited).        6

Item 2.	Management's Discussion and Analysis or
        Plan of Operation.                                       7

Item 3. Controls and Procedures                                  8



                PART II.  OTHER INFORMATION.


Item 6.   Exhibits and Reports on Form 8-K.                      8

Signatures                                                       8

Certifications Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002                                                8

                    ARROW-MAGNOLIA INTERNATIONAL, INC.
                        CONDENSED BALANCE SHEETS
                 SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                      September 30,   December 31,
                                          2004            2003
                                       -----------    -----------
                                       (unaudited)
Assets
Current assets:

   Cash and cash equivalents            $2,948,985     $2,471,288
   Short-term investments                  300,000        300,000
   Trade accounts receivable, less
     allowance for doubtful
     accounts of $220,378 in 2004 and
     $413,105 in 2003                    1,972,602      1,766,411
   Inventories                             974,445        856,725
   Refundable income taxes                   8,793        271,385
   Deferred income taxes                   114,500        180,300
   Other assets                            327,010        210,282
                                       -----------    -----------
        Total current assets            $6,646,335     $6,056,391

Property and equipment - cost            5,320,752      5,122,123
Accumulated depreciation                (2,509,507)    (2,086,522)
Intangible assets, net                     113,035        113,035
Other assets, at cost                          850            850
                                       -----------    -----------
        Total assets                    $9,571,465    $9,205,877
                                       ===========    ===========
        Liabilities and stockholders' equity

Current liabilities:

   Accounts payable                       $721,927       $619,368
   Accrued liabilities                     172,407        116,708
   Accrued sales tax                        52,684        259,305
                                       -----------    -----------
        Total current liabilities         $947,018       $995,381

Environmental remediation liability         89,030         79,932
Deferred income taxes                      142,300         40,800
Deferred compensation                      104,500        104,500
                                       -----------    -----------
        Total liabilities               $1,282,848     $1,219,613
                                       -----------    -----------
Stockholders' equity:
   Preferred stock - par value $.10;
     authorized 500,000 shares; none
     issued                             $        -     $        -
   Common stock - par value $.10;
     authorized 10,000,000 shares;
     issued 3,414,991 and 3,414,991
     shares in 2004 and 2003,
     respectively                          341,499        341,499
   Additional paid-in capital            5,668,154      5,668,154
   Retained earnings                     2,340,432      2,038,079
   Less cost of 13,500 shares of common
     stock in treasury                     (61,468)       (61,468)
                                       -----------     ----------
       Total stockholders' equity       $8,288,617     $7,986,264
                                       -----------     ----------
       Total liabilities and
         stockholders' equity           $9,571,465     $9,205,877
                                       ===========     ==========

See accompanying notes to condensed financial statements.

                 ARROW-MAGNOLIA INTERNATIONAL, INC.
                  CONDENSED STATEMENTS OF INCOME
   FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                      Nine months ended       Three months ended
                        September 30,            September 30,
                   ----------------------  -----------------------
                      2004        2003        2004        2003
                   (unaudited) (unaudited) (unaudited) (unaudited)
                   ----------  ----------  ----------  ----------
Net sales          $9,391,671  $9,684,060  $3,246,460  $3,237,813
Cost of sales       5,267,599  $5,711,200   1,802,012   2,068,549
                   ----------  ----------  ----------  ----------
  Gross profit     $4,124,072  $3,972,860  $1,444,448  $1,169,264

General and
  administrative
  expenses          3,672,134   4,196,228   1,203,184   1,143,578
                   ----------  ----------  ----------  ----------
Income (loss)
before other
income (expense)     $451,938   $(223,368)   $241,264     $25,686
                   ----------  ----------  ----------  ----------
Other income (expense)
 Interest income      $17,715      $9,720     $10,988      $3,490
 Interest expense           -      (8,902)          -           -
 Other income               -         500           -          (3)
                   ----------  ----------  ----------  ----------
 Total other
 income (expense)     $17,715      $1,318     $10,988      $3,487
                   ----------  ----------  ----------  ----------
Income (loss) before
  income taxes       $469,653   $(222,050)   $252,252     $29,173
                   ----------  ----------   ---------  ----------
Provision for income
  taxes:
   Current           $      -    $(99,200)   $      -     $(1,700)
   Deferred (benefit) 167,300      12,200      95,500       2,900
                   ----------  ----------  ----------  ----------
                     $167,300    $(87,000)    $95,500      $1,200
                   ----------  ----------  ----------  ----------
Net income (loss)    $302,353   $(135,050)   $156,752     $27,973
                   ==========  ==========  ==========  ==========
Earnings (loss) per
common share:
   Basic                $0.09      $(0.04)      $0.05       $0.01
                   ==========  ==========  ==========  ==========
   Diluted              $0.08         n/a       $0.04       $0.01
                   ==========  ==========  ==========  ==========
Weighted average common
   shares outstanding:
   Basic            3,401,491   3,295,287    3,401,491   3,363,475
                   ==========  ==========   ==========  ==========
   Diluted          3,627,048         n/a    3,622,917   3,618,420
                   ==========  ==========   ==========  ==========

See accompanying notes to condensed financial statements.

                      ARROW-MAGNOLIA INTERNATIONAL, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
     FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

                                       2004             2003
                                     -----------      -----------
                                     (unaudited)      (unaudited)
Cash flows from operating activities:

   Net income                           $302,353        $(135,050)

   Adjustments to reconcile net
      income (loss) to net cash
      provided (used) by operating
      activities:
    Depreciation and amortization        422,985          368,723
    Deferred income taxes                167,300           12,200
    Provision for doubtful accounts     (192,727)          (4,388)
    Gain on sale of assets                     -             (500)
    Tax benefit of exercised options           -           77,357

   Changes in operating assets and
      liabilities:
      Receivables                        (13,464)         365,094
      Inventories                       (117,720)        (126,122)
      Prepaid income taxes               262,592           22,589
      Other assets                      (116,728)         (77,154)
      Accounts payable                   102,559          292,713
      Accrued expenses                  (150,922)          14,786
      Environmental remediation liability 10,098          (20,921)
                                      ----------      -----------
         Net cash (used) provided by
           operating activities        $ 676,326        $ 789,327
                                      ----------      -----------
Cash flows from investing activities:

   Proceeds from sale of assets                -              500
   Acquisition of property and
     equipment                          (198,629)        (407,030)
                                      ----------      -----------
         Net cash (used) by
            investing activities       $(198,629)       $(406,530)
                                      ----------      -----------
Net increase (decrease) in cash and
  cash equivalents                     $ 477,697        $ 382,797

Cash and cash equivalents:

   Beginning of period                 2,471,288       $1,867,281
                                      ----------       ----------
   End of period                      $2,948,985       $2,250,078
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

(3)  Environmental remediation

The Company has engaged an environmental consultant to review the nature and extent of any contamination by regulated chemicals released from the Company's property. In September 2002, the consultant issued a draft Affected Property Assessment Report ("APAR") that partially defined the extent of migration of contaminants on Arrow's property and adjoining properties to the Texas Commission on Environmental Quality ("TCEQ") under the Voluntary Cleanup Program("VCP"). The Company submitted its final APAR in April 2004 and a Response Action Plan ("RAP") in May 2004 in which the Company requested continued monitoring of the site for three years to assess the stability of the affected zone and monitored natural attenuation of the contamination with controls to prevent use of the affected groundwater. The TCEQ has indicated preliminary acceptance of this proposal, but has requested additional information on some of the data submitted.

At December 31, 2000, the Company established a reserve for environmental remediation of $250,000; the Company has expended $171,218 since the reserve was created. Based upon the terms of the RAP, the Company increased the amount of its reserve for environmental contamination by $12,068 to $91,000 during the quarter ended June 30, 2004.

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

		           Nine Months Ended   Three Months Ended
		             September 30,        September 30,
                           -----------------   ------------------
		               2004       2003      2004       2003
                       ----------  ---------  --------  ---------
Net earnings (loss),
  as reported           $302,353   $(135,050) $156,752   $27,973

Deduct: Total stock-based
  employee compensation
  expense determined under
  fair value based method
  for all awards, net
  of tax effect           (6,892)    (19,551)    (2,298)   (6,517)
                       ----------  ---------  ---------  --------
Pro forma net
  income (loss)          $295,461  $(154,601)  $154,454  $ 21,456
                       ==========  =========  =========  ========

Earnings (loss) per
  common share:
 Basic-as reported      $   0.09    $ (0.04)   $  0.05   $   0.01
                       ==========  =========  =========  ========
 Basic-pro forma        $   0.09    $ (0.05)   $  0.05   $   0.01
                       ==========  =========  =========  ========
 Diluted-as reported    $   0.08        n/a    $  0.04   $   0.01
                       ==========  =========  =========  ========
 Diluted-pro forma      $   0.08        n/a    $  0.04   $   0.01
                       ==========  =========  =========  ========

(5)  Subsequent Event

On October 7, 2004, Arrow-Magnolia International, Inc. (the "Company") entered into an Agreement and Plan of Merger with Arrow Acquisition L.P., a newly formed entity established by David Tippeconnic for the merger transaction ("Acquisition"), pursuant to which Acquisition has agreed to merge with and into the Company. Under the Agreement and Plan of Merger,shareholders in the Company would receive $1.60 per share in exchange for their shares and holders of in-the-money rights to acquire shares would receive for each share underlying their rights the spread between $1.60 and the exercise price. The transaction is subject to numerous conditions and contingencies, including assertion of appraisal rights by holders of no more than 5% of outstanding stock, arrangement of satisfactory financing, shareholder approval of the merger and other matters set forth in the Agreement and Plan of Merger. Four of the largest shareholders, including Estelle Shwiff, Mark Kenner and Fred Kenner, who collectively hold a majority of the Company's outstanding stock, have agreed to vote in favor of the merger. No assurance can be given that the transaction will be successfully completed.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Material Changes in Financial Condition.

The Company's working capital (total current assets less total current liabilities) which was $4,836,778 as of December 31, 2003, increased to $5,363,487 as of September 30, 2004. The increase in working capital was primarily the result of an increase in accounts receivable and inventory levels.

The Company's cash flow from operating activities for the nine months generated $676,326 as amounts used to fund inventory and accounts receivable were partially offset by increased accounts payable and accruals and a decrease in prepaid income taxes. A total of $198,629 was also utilized as investments to acquire property and equipment (primarily spray systems at customer sites). The resulting increase in cash for the nine months of 2004 was $477,697, as compared to an increase of $382,797 during the first nine months of 2003.

The Company believes that its present financing is adequate for its capital needs for the foreseeable future.


Material Changes in Results of Operations

Net sales revenue for the nine months ended September 30, 2004 decreased to $9,391,671 from $9,684,060 or 3.0%, from the same period of 2003. Net sales revenue for the third quarter of 2004 increased to $3,246,460 from $3,237,813 from the third quarter of 2003. The decline in net sales revenue for the first nine months can be attributed to a decline in commercial construction activity and very severe weather that effected a large part of the Company's marketing area during the first quarter of 2003. The increase in sales for the third quarter of 2004 versus the third quarter of 2003 is due to a general improvement in economic activity in the quarter.

Cost of sales as a percentage of net sales decreased to 56.1% of net sales for the nine months ended September 30, 2004 as compared to 58.9% of net sales for the same period of 2003. Cost of goods decreased to 55.5% of net sales in the third quarter of 2004 as compared to 63.9% for the third quarter of 2003. The decrease can be attributed to increased product prices to offset increases in the cost of oil-related raw materials and a change in the warranty policy for spare parts.

As a result of the pricing and policy actions by the company, gross profit increased to $4,124,076 from $3,972,860 for the nine months ended September 30, 2004 versus the comparable period of fiscal 2003. Gross profit for the third quarter of 2004 increased to $1,444,448 from $1,169,264 for the third quarter of 2003.

General and administrative expenses decreased by $524,094, from $4,196,228 for the nine months ended September 30, 2003 to $3,672,134 for the nine months ended September 30, 2004. The primary cause for the decrease in expenses is the $542,500 charge to the bad debt reserve in the second quarter of 2003. General and administrative expenses increased $59,606, or 5.2%, to $1,203,184 for the third quarter of 2004 from $1,143,578 for the third quarter of 2003.

Other income and expense for the first nine months of 2004 was income of $17,715 versus an income of $1,319 for the first nine months of 2003. This increase is the result higher interest rates on higher invested balances and no interest expense. Other income and expense was income of $10,988 for the third quarter of 2004 and income of $3,487 for the third quarter of 2003. The increase of $7,560 can be attributed to higher interest rates and higher invested balances during the quarter.

As a result of these factors, the net profit is $302,353 for the first nine months of 2004 , versus a net loss of $135,050 for the comparable period of fiscal 2003. Net earnings for the third quarter of 2004 is $156,752 versus $27,973 for the third quarter of 2003.

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

     (a) Exhibit 14.  Code of Ethics


SIGNATURE

	Pursuant to the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ARROW-MAGNOLIA INTERNATIONAL, INC.



Date:  November 9, 2004        By: /s/Mark Kenner
                                   -------------------------------
                                   Mark Kenner, Chairman and Chief
                                   Executive Officer


Date:  November 9, 2004        By: /s/Fred Kenner
                                   -------------------------------
                                   Fred Kenner, President and
                                   Chief Financial Officer

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

Date: November 9, 2004

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

Date: November 9, 2004

                                   /s/Fred Kenner
                                   --------------------------
                                   Fred Kenner, Chief Financial
                                   Officer