Form 10QSB/A
period 2004-09-30
ARROW MAGNOLIA INTERNATIONAL INC
filed 2004-11-22
CIK 61494

[CONFORMED COPY]

                            FORM 10-QSB/A

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                         Amendment No. 1 to
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

     This amendment is being filed to include Form 906, which was inadvertantly overlooked in the original filing.

                                ARROW-MAGNOLIA INTERNATIONAL, INC.



Date:  November 22, 2004        By: /s/Mark Kenner
                                   -------------------------------
                                   Mark Kenner, Chairman and Chief
                                   Executive Officer


Date:  November 22, 2004        By: /s/Fred Kenner
                                   -------------------------------
                                   Fred Kenner, President and
                                   Chief Financial Officer